Form 10-Q
period 1996-03-30
US INDUSTRIES INC
filed 1996-05-14
CIK 944302

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1996
                                       OR
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission file number:   1-13736

                              U.S. INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE
(State or other jurisdiction of                           22-3369326
incorporation or organization)              (I.R.S. Employer Identification No.)

                              101 WOOD AVENUE SOUTH
                                ISELIN, NJ 08830
                    (Address of principal executive offices)
                                 (908) 767-0700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes X No

As of May 7, 1996, U.S. Industries, Inc. had one class of common stock, of which 51,515,445 shares were outstanding.

                              U.S. INDUSTRIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

              Unaudited Consolidated (Combined) Statements of Income
              for the Three and Six Months Ended March 31, 1996 and 1995. . . .1

              Consolidated Balance Sheets, March 31, 1996 (Unaudited)
              and September 30, 1995. . . . . . . . . . . . . . . . . . . . . .2

              Unaudited Consolidated (Combined) Statements of Cash Flows
              for the Six Months Ended March 31, 1996 and 1995. . . . . . .. . 3

              Unaudited Consolidated Statement of Changes in Stockholders'
              Equity for the Six Months Ended March 31, 1996. . . . . . . . . .4

              Notes to Consolidated (Combined) Financial Statements. . . . . . 5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . . . . .12


PART II.     OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.. . .  . . .21

Item 6.       Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 22

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23


EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                                                        U. S. INDUSTRIES, INC.
                                             CONSOLIDATED (COMBINED) STATEMENTS OF INCOME
                                                  (IN MILLIONS EXCEPT PER SHARE DATA)
                                                               (UNAUDITED)
                                                                          Three Months Ended             Six Months Ended
                                                                               March 31,                     March 31,
                                                                      ---------------------------    -------------------------
                                                                          1996          1995             1996         1995
                                                                          ----          ----             ----        -----

Net sales                                                          $       561    $       554    $     1,076    $     1,059
Operating costs and expenses:
    Cost of products sold                                                  378            382            727            727
    Selling, general and administrative expenses                           131            126            253            242
                                                                        -------        -------        -------        ------

            Operating income                                                52             46             96             90

Interest expense                                                            14             24             34             47
Interest income                                                             (2)            (2)            (4)            (3)
Other expense, net                                                           5              3              4              4
                                                                       --------       --------        -------       -------
Income before income taxes, equity in loss of investee,
    discontinued operations and extraordinary loss                          35             21             62             42
Provision for income taxes                                                  16              8             28             18
                                                                       --------       --------        -------       -------
Income before equity in loss of investee, discontinued
    operations and extraordinary loss                                       19             13             34             24
Equity in loss of investee                                                  (1)             -             (2)             -
                                                                       --------       --------        -------       -------
            Income from continuing operations                               18             13             32             24
Discontinued operations:
    (Loss) income from operations of discontinued operations
         (net of income tax (benefit) of $(2), $2, $(3) and $7)             (3)             1             (4)             7
    Gain (loss) on disposals of discontinued operations
         (net of income tax (benefit) of $ -, $ -, $10 and $(4))             -              -             68             (6)
                                                                       --------       --------        -------        -------
(Loss) income from discontinued operations                                  (3)             1             64              1
                                                                       --------        -------        -------        ------

Income before extraordinary loss                                            15             14             96             25
Extraordinary loss from early extinguishment of debt
    (net of income tax benefit of $16)                                      -               -            (25)
                                                                       --------       --------        -------        ------

                 Net income                                        $        15    $        14    $        71    $        25
                                                                       ========       ========        =======        ======

Income from continuing operations per share                        $      0.35                   $      0.61

(Loss) income from discontinued operations per share                     (0.05)                         1.20

Extraordinary loss per share                                               -                           (0.46)
                                                                      --------                        -------

Net income per share                                               $      0.30                   $      1.35
                                                                        ======                        ======

Pro forma income from continuing operations                                       $         9                   $        17
                                                                                      ========                      =======

Pro forma net income                                                              $        10                   $        18
                                                                                      ========                      =======

Pro forma income from continuing operations per share                             $      0.17                   $      0.32
                                                                                      ========                      =======

Pro forma net income per share                                                    $      0.19                   $      0.34
                                                                                        ======                       ======



           See notes to consolidated (combined) financial statements.



                                                       U.S. INDUSTRIES, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                (IN MILLIONS EXCEPT PER SHARE DATA)


                                                                                March 31,      September 30,
ASSETS                                                                            1996              1995
                                                                                  ----              ----
                                                                              (unaudited)
Current assets:
    Cash and cash equivalents                                                  $     37          $     51
    Trade receivables, net of allowance of $37 and $35                              354               350
    Inventories, net                                                                396               382
    Deferred income taxes                                                             3                -
    Other current assets                                                             33                31
    Net assets held for disposition                                                  69               161
                                                                                -------            ------
            Total current assets                                                    892               975

Property, plant and equipment, net of accumulated
    depreciation of $421 and $399                                                   335               335
Deferred income taxes                                                                17                 3
Other assets                                                                        137               172
Goodwill, net                                                                       387               393
                                                                                -------            ------

                                                                               $  1,768          $  1,878
                                                                                =======            ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                              $      1          $      4
    Current maturities of long-term debt                                             28               157
    Trade accounts payable                                                          144               147
    Accrued expenses and other liabilities                                          185               181
    Income taxes payable                                                             26                28
                                                                                 ------            ------
            Total current liabilities                                               384               517


Long-term debt                                                                      799               832
Other liabilities                                                                   134               117
                                                                                 ------            ------

            Total liabilities                                                     1,317             1,466
                                                                                 ------             -----

Commitments and contingencies
Stockholders' equity:
    Common stock (par value $.01 per share, authorized 200,000,000 shares;
    issued 53,682,309 and 53,671,432; respectively;
    outstanding 51,790,945 and 53,671,432; respectively)                              1                 1
    Paid in capital                                                                 542               542
    Deficit                                                                         (33)             (104)
    Minimum pension liability adjustment                                             (3)               (3)
    Unearned restricted stock compensation                                          (21)              (24)
    Cumulative translation adjustment                                                 -                -
    Treasury stock (1,891,364 shares at March 31,
      1996) at cost                                                                 (35)               -
                                                                                 ------            ------
            Total stockholders' equity                                              451               412
                                                                                 ------            ------

                                                                               $  1,768           $ 1,878
                                                                                 ======             =====


           See notes to consolidated (combined) financial statements.





                                                          U.S. INDUSTRIES, INC.
                                             CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS
                                                         (IN MILLIONS-UNAUDITED)
                                                                                                   Six Months Ended
                                                                                                        March 31,
                                                                                                        ---------
                                                                                                 1996              1995
                                                                                                 ----              ----
OPERATING ACTIVITIES:
    Income from continuing operations                                                       $     32            $     24
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
            Depreciation                                                                          22                  20
            Amortization of goodwill                                                               6                   8
            Amortization of unearned restricted stock compensation                                 3                   -
            Amortization of deferred financing costs                                               2                   -
            Provision for deferred income taxes                                                    1                   -
            Provision for doubtful accounts                                                        4                   1
            Equity in loss of investee                                                             2                   -
    Changes in operating assets and liabilities, excluding the effects of dispositions:
            (Increase) decrease in trade receivables                                              (9)                 48
            Increase in inventories                                                              (17)                (31)
            Increase in other current assets                                                      (4)                 (6)
            Decrease in other assets                                                               4                   8
            Decrease in trade accounts payable                                                    (3)                (11)
            Decrease in income taxes payable                                                      (9)                  -
            Decrease in accrued expenses and other liabilities                                    (4)                (14)
            Increase in other non-current liabilities                                              2                   7
            Other, net                                                                             -                  (2)
                                                                                            --------            --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                    32                  52
                                                                                            --------            --------

    Income from discontinued operations                                                           64                   1
    Adjustments to reconcile income from discontinued operations to net cash provided by (used in) discontinued operations:
            (Gain) loss on disposal of discontinued operations                                   (68)                  6
            Decrease (increase) in net assets held for disposition                                11                 (21)
                                                                                            --------            --------
            NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                 7                 (14)
                                                                                            --------            --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                             39                  38
                                                                                            --------            --------

INVESTING ACTIVITIES:
    Acquisition of companies, net of cash acquired                                                 -                 (15)
    Proceeds from sale of net assets held for disposition                                        170                   -
    Purchases of property, plant and equipment                                                   (22)                (29)
                                                                                            --------            --------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  148                 (44)
                                                                                            --------            --------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                                 796                   -
    Repayment of long-term debt                                                                 (959)                 (1)
    Repayment of notes payable                                                                    (3)                  -
    Purchase of treasury stock                                                                   (35)                  -
    Net cash transfers to Hanson                                                                   -                   8
                                                                                            --------            --------
            NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                 (201)                  7
    Effect of exchange rate changes on cash                                                        -                   -
                                                                                            --------            --------
            (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (14)                  1

            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      51                  28
                                                                                            --------            --------

            CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     37            $     29
                                                                                            ========            ========

           See notes to consolidated (combined) financial statements.

                                                                                 U.S. INDUSTRIES, INC.
                                                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                        FOR THE SIX MONTHS ENDED MARCH 31, 1996
                                                                          (IN MILLIONS EXCEPT PER SHARE DATA)
                                                                                      (UNAUDITED)


                                                                           Minimum   Unearned  Cumulative            Total
                                             Common    Paid in             Pension  Restricted Translation Treasury Stockholders'
                                              Stock    Capital  Deficit   Liability   Stock    Adjustment  Stock    Equity
                                            -----------------------------------------------------------------------------------

Balance at September 30, 1995                $   1     $ 542     $(104)    $  (3)    $ (24)    $   --      $--       $ 412

Net income                                                          71                                                  71

Amortization of unearned restricted stock                                                3                               3

Purchase of 1,874,391 shares of common
 stock (average cost of $18.48 per share)                                                                   (35)      (35)

Common stock issued (10,877 shares)
 upon exercise of options                     --        --                                         --                   --

Forfeiture of 16,973 shares of unearned
 restricted stock                             --        --                                                              --

Translation adjustment                                                                             --                   --
                                             -----     -----     -----     -----     -----     --------    -----     -----
Balance at March 31, 1996                    $   1     $ 542     $ (33)    $  (3)    $ (21)    $   --      $ (35)    $ 451
                                             =====     =====     =====     =====     =====     ========    =====     =====



           See notes to consolidated (combined) financial statements.

                             U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 1-BASIS OF PRESENTATION

U.S. Industries, Inc. (the "Company") was organized in February 1995 and has been publicly-owned since May 31, 1995, at which time Hanson PLC ("Hanson") paid a dividend to its shareholders consisting of all of the then outstanding shares of the Company's common stock. Regular way trading in the common stock commenced on the New York Stock Exchange on June 1, 1995. Prior to May 31, 1995, the Company was a wholly-owned subsidiary of Hanson. Certain consumer, building products and industrial businesses, as well as certain other assets and liabilities, were transferred to the Company or its subsidiaries by Hanson or its subsidiaries pursuant to transactions consummated on May 31, 1995 and June 5, 1995 (collectively, the "Demerger").

Prior to the Demerger, the financial statements of the Company presented the combined results, financial position and cash flows of the individual businesses, real estate assets and equity investments that subsequently were transferred to the Company and its subsidiaries. Subsequent to the Demerger, the financial statements of the Company and its subsidiaries are presented on a consolidated, legal entity basis. The financial statements presented for periods prior to the Demerger include management fees paid by subsidiaries of the Company to Hanson affiliates for services. Subsequent to the Demerger, all such services have been provided by the Company.

The accompanying consolidated (combined) financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three and six months ended March 31, 1996 and 1995 are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three and six month periods ended March 31, 1996 are not necessarily indicative of those for the full fiscal year ended September 28, 1996. For further information, refer to the Consolidated (Combined) Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

The Company's fiscal year ends on the Saturday closest to September 30. All three and six month data contained herein reflect results of operations for the 13-week and 26-week periods ended on the Saturday closest to March 31, but are presented as of such date for convenience of reference.

NOTE 2-INVENTORIES

Inventories consist of the following:
                                         (in millions)
                                    March 31,   September 30,
                                       1996         1995
                                       ----         ----
                                    (unaudited)

Finished products                     $  207       $ 192
In-Process products                       81          87
Raw materials                            108         103
                                       -----        ----
Inventories, net                      $  396       $ 382
                                       =====        ====

NOTE 3-DISCONTINUED OPERATIONS

During the six months ended March 31, 1996, the Company adopted a formal plan to dispose of Farberware Inc. ("Farberware"). During fiscal 1995, the Company adopted formal plans to dispose of, among other businesses previously sold, Bearing Inspection, Inc., Jade Holdings, Inc., Piedmont Moulding Corporation, Spartus Electronics Corporation ("Spartus") and Universal Gym Equipment, Inc. (collectively with Farberware, the "Discontinued Operations"). In April 1996, the Company, in separate transactions, sold most of the operating assets of Farberware and Spartus (Note 4). The Company intends to dispose of the remainder of the Discontinued Operations during the current fiscal year. The Discontinued Operations and all other businesses sold since the Demerger meet the criteria for classification as discontinued operations and have been classified as such for all periods presented.

The following is a summary of the operating results of the businesses classified as discontinued operations at March 31, 1996:

                                           (in millions - unaudited)
                                    Three Months Ended  Six Months Ended
                                        March 31,          March 31,
                                        ---------          ---------
                                       1996   1995      1996     1995
                                       ----   ----      ----     ----

Net Sales                             $ 56     $189    $  120   $ 379
Pre-tax (loss) income                 $ (5)    $  3    $   (7)  $  14

Amounts classified as net assets held for disposition consist of the following after accrual for anticipated net-of-tax losses on dispositions not yet consummated:

                                          (in millions)
                                     March 31,    September 30,
                                     ---------    -------------
                                       1996          1995
                                       ----          ----
                                    (unaudited)

Net current assets                   $      68     $    104
Property, plant and equipment, net          12           54
Other non-current (liabilities)
 and assets, net                           (11)           3
                                      --------      -------
Net assets held for disposition      $      69     $    161
                                      ========      =======


NOTE 4-DIVESTITURES

In October 1995, the Company sold Blue Mountain Industries for $22.5 million in cash, resulting in a gain of approximately $2 million, net of tax. Also in October 1995, the Company sold its Office Furniture Group for $143 million in cash and a note for $5 million (which was collected during the second quarter of fiscal 1996), and recorded a gain of approximately $66 million, net of tax. The Company also entered into an agreement not to compete with the purchaser of the Office Furniture Group for a period of five years in exchange for $11 million, which will be recognized over the period of the agreement.

In April 1996, the Company sold most of the assets of Farberware for gross cash consideration of $46 million. The Company expects to realize approximately $52 million after collection of retained receivables and satisfaction of certain retained liabilities. The Company estimates that there will be no material gain or loss as the proceeds from the net assets sold will approximate the net carrying amount of such assets.

In April 1996, the Company sold most of the assets of Spartus for gross cash consideration of $6.3 million. The Company estimates that there will be no material gain or loss as the proceeds from the net assets sold will approximate the net carrying amount of such assets.

NOTE 5-DEBT REFINANCING

Long term debt is as follows:

                                          (in millions)
                                     March 31,   September 30,
                                        1996        1995
                                        ----        ----
                                   (unaudited)

Term loan facility                 $   400         $    600
Revolving credit facility              350              358
Other                                   77               31
                                     -----           ------
                                       827              989
Less current maturities                 28              157
                                     -----            -----
Long-term debt                     $   799         $    832
                                     =====            =====

Other long-term debt at March 31, 1996 includes $69 million of notes payable with maturities due within one year which the Company expects to satisfy with borrowings under the revolving credit portion of the Company's bank credit facility (the "Credit Facility") described below.

On December 21, 1995, the Company and its subsidiaries entered into the Credit Facility, which consists of a 4 1/2 - year amortizing term loan facility in the amount of $400 million and a 5-year revolving credit facility in an amount up to $575 million (including a swingline loan facility in the amount of up to $50 million and a letter of credit facility in the amount of up to $75 million). Upon entering into the Credit Facility, the Company repaid all loans outstanding under its previous bank credit facility with amounts borrowed at lower rates under the new facility. The Credit Facility is guaranteed by the Company's subsidiaries that are U.S. corporations and is secured by a first priority security interest in, and pledge of, all outstanding capital stock of the Company's direct and indirect subsidiaries that are U.S. corporations and 65% of the capital stock of a foreign subsidiary which holds the shares of other foreign subsidiaries of the Company. The term loan facility is subject to certain mandatory prepayments from asset sales which will be credited against amortization requirements in the manner specified in the Credit Facility. As such, current maturities of long-term debt includes approximately $25 million related to mandatory prepayments required as a result of the April 1996 sales of most of the assets of Farberware and Spartus (See Note 4).

Amortization payments due under the term loan facility at March 31, 1996 are as follows:

                   $100 million      June 15, 1998
                   $100 million      June 15, 1999
                   $200 million      June 15, 2000

Amortization payments may be satisfied by borrowing under the revolving credit facility to the extent there is availability thereunder.

The Credit Facility places restrictions on, among other things, dividends, liens, acquisitions and additional indebtedness. It also requires compliance with covenants as to minimum net worth and certain other financial ratios.

The interest rates for loans outstanding under the Credit Facility are based on specified spreads (adjusted quarterly based on a Consolidated Leverage Ratio specified in the Credit Facility) over, at the option of the Company, (i) the London interbank offered rate ("LIBOR") or (ii) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or the federal funds rate in effect on such day (the "Base Rate"). The spread on LIBOR-based borrowings ranges between 62.5 and 150 basis points and the spread on Base Rate borrowings ranges between zero and 50 basis points. At March 31, 1996, the spreads were 62.5 basis points and zero basis points, respectively. On May 17, 1996, such spreads are expected to be adjusted to 87.5 basis points and zero basis points, respectively. At March 31, 1996, three-month LIBOR was 5.44% per annum. A commitment fee is payable on a quarterly basis in arrears to the lenders under the Credit Facility on the aggregate unused amount of the revolving credit facility. The commitment fee, which is adjusted quarterly based on the Consolidated Leverage Ratio, ranges between 15 and 30 basis points per annum. At March 31, 1996, the commitment fee was 15 basis points per annum; on May 17, 1996, it is expected to be adjusted to 20 basis points per annum.

At March 31, 1996 and September 30, 1995, a subsidiary of the Company had two outstanding tranches (6 month and 14 month, respectively, as of March 31, 1996) of interest rate protection agreements with several banks covering an aggregate notional amount of $600 million, to exchange variable rate interest payment obligations under the respective credit facilities in effect at those dates for fixed rate obligations (without the exchange of the underlying principal amounts) to manage interest rate exposures in a manner consistent with the Company's policy and credit facility requirements. Net payments under the agreements amounted to approximately $1.8 million and $3.3 million, respectively, for the three and six months ended March 31, 1996. Under the interest rate protection agreements, the Company receives a floating rate based on three-month LIBOR and pays a weighted average fixed rate of 6.86% per annum.

In conjunction with the Company's repayment of all loans outstanding under its previous credit facility during the first quarter of fiscal 1996, a net-of-tax, noncash, extraordinary charge of approximately $25 million was incurred to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with the interest rate protection agreements that had been designated as hedges of such facility. Losses associated with such interest rate agreements were recognized as of the date of termination of the previous credit facility. The interest rate protection agreements have subsequently been designated as hedges of the indebtedness incurred under the Credit Facility.

NOTE 6-EARNINGS PER SHARE

Pro Forma Net Income Per Share - Fiscal 1995 earnings per share information excludes historical net income per common share calculated in accordance with Accounting Principles Board Opinion No. 15, "Earnings per share" ("APB 15") as such information is not indicative of the Company's continuing capital structure. Pro forma income from continuing operations and net income per share are calculated as if (i) the Demerger had been consummated at the beginning of the periods presented; (ii) the changes in the Company's capital structure resulting from the Demerger, including the utilization of the previous credit facility (see Note 5 to the Consolidated (Combined) Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995), had occurred on such date; (iii) the Company had incurred certain general and administrative corporate costs in place of previously allocated management fees; and (iv) compensation expense related to the restricted share grants pursuant to the Stock Option Plan (see Note 13 to the Consolidated (Combined) Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995) had been incurred for the entire period.

Weighted Average Common Shares Outstanding - The weighted average number of common shares outstanding during the three and six month periods ended March 31, 1996 were 52,484,137 and 52,917,722, respectively.

NOTE 7-COMMITMENTS AND CONTINGENCIES

Certain present and former operating sites, or portions thereof, currently or previously owned and/or leased by current or former operating units of the Company are the subject of investigations, monitoring or remediation under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "superfund"), the federal Resource Conservation and Recovery Act or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to implementation of the clean-up or remediation of sites.

A number of present and former operating units of the Company have been named as Potentially Responsible Parties ("PRPs") at approximately 17 off-site disposal sites under CERCLA or comparable state statutes in a number of federal and state proceedings. In each of these matters the operating unit of the Company is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner.

At March 31, 1996, the Company had accrued $13 million for environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between $11 million and $23 million.

Also, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business, including those relating to commercial transactions and product liability matters. While certain of these matters involve substantial amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 8 - SUBSEQUENT EVENT

In April 1996, the Company purchased the assets of Haugh's Products Limited ("Haugh's") for approximately Canadian $16.0 million (approximately $11.8 million) and the assumption of approximately Canadian $16.5 million (approximately $12.2 million) in debt. Haugh's, based in Toronto Canada, is a manufacturer of above-ground swimming pools and equipment. The transaction has been accounted for as a purchase effective April 1, 1996. The pro forma operating results of Haugh's for the six months ended March 31, 1996 were not material to the Company's consolidated operating results. The operations of Haugh's will be included in the Company's Bath Products Operations prospectively.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS.

The Company's operations are conducted through subsidiaries grouped into three business segments: Consumer, Building Products and Industrial. The results of all operations sold or classified as available for sale are excluded from the Management's Discussion and Analysis of Financial Condition and Results of Operations for all periods presented. See Notes 3 and 4 to the Consolidated (Combined) Financial Statements.

RESULTS OF OPERATIONS                                                   (in millions)
                                                         Three Months Ended          Six Months Ended
                                                              March 31,                  March 31,
                                                   ---------------------------   --------------------------
                                                        1996          1995             1996         1995
                                                        ----          ----             ----        -----
NET SALES
    Consumer Group
            Housewares.........................  $      115    $       100      $     201      $     180
            Recreation and Leisure ............          60             52            127            112
            Footwear    .......................          43             46             86             91
            Textiles    .......................          34             37             69             73
                                                     ------         ------         ------         ------
                                                        252            235            483            456
                                                     ------         ------         ------         ------
    Building Products Group
            Bath Products......................          70             69            130            125
            Lighting Products and Systems......         126            126            245            241
                                                     ------         ------         ------         ------
                                                        196            195            375            366
                                                     ------         ------         ------         ------
    Industrial Group
            Automotive Components..............          97            108            184            206
            Other Industrial Products..........          16             16             34             31
                                                     ------         ------         ------         ------
                                                        113            124            218            237
                                                     ------         ------         ------         ------
                        TOTAL NET SALES . . . .  $      561    $       554      $   1,076      $   1,059
                                                     ======         ======         ======         ======

OPERATING INCOME
    Consumer Group
            Housewares.........................  $       27    $         20     $      44      $      36
            Recreation and Leisure.............          (1)            (5)             1             (3)
            Footwear...........................           5              6              9             11
            Textiles ..........................           1              3              3              6
                                                    -------        -------         ------         ------
                                                         32             24             57             50
                                                    -------        -------         ------         ------
    Building Products Group
            Bath Products......................          10             10             17             19
            Lighting Products and Systems......           8              5             16             10
                                                    -------        -------         ------         ------
                                                         18             15             33             29
                                                     ------        -------         ------         ------
    Industrial Group
            Automotive Components..............           8             12             16             22
            Other Industrial Products..........           1              1              3              2
                                                     ------         ------         ------         ------
                                                          9             13             19             24
    Corporate expenses and management fees.....          (7)            (6)           (13)           (13)
                                                     ------         ------         ------         ------

                        TOTAL OPERATING INCOME   $       52    $        46      $      96      $      90
                                                     ======         ======         ======         ======


THREE MONTHS ENDED MARCH 31, 1996
COMPARED TO THREE MONTHS ENDED MARCH 31, 1995


INTRODUCTION

The Company had sales of $561 million and operating income of $52 million for the quarter ended March 31, 1996, increases of $7 million (1.3%) and $6 million (13.0%), respectively, compared to the second quarter of fiscal 1995.

CONSUMER GROUP

The Consumer Group had sales of $252 million and operating income of $32 million for the quarter ended March 31, 1996, increases of $17 million (7.2%) and $8 million (33.3%), respectively, over the second quarter of fiscal 1995.

The Housewares Operations reported sales of $115 million and operating income of $27 million for the quarter ended March 31, 1996, increases of $15 million (15.0%) and $7 million (35.0%), respectively, from the second quarter of fiscal 1995. Sales of high-margin vacuum cleaners substantially exceeded prior period levels due to continued international growth. Strong early spring tool shipments and late winter tool sales attributable to severe winter conditions experienced in the current quarter led to considerably improved results relative to the second quarter of fiscal 1995.

The Recreation and Leisure Operations had sales of $60 million and an operating loss of $1 million for the quarter ended March 31, 1996, improvements of $8 million (15.4%) and $4 million (80.0%), respectively, from the second quarter of fiscal 1995. Golf club sales and operating income improved primarily due to the inclusion and success of the Odyssey line of putters acquired in March 1995 and the absence of markdowns taken during the second quarter of the prior fiscal year. Toy sales and operating losses improved due to increased volume in collectible toys and model kits, partially offsetting a decline in sales of higher-margin promotional toys. Order backlogs for promotional toys at March 31, 1996 were significantly below those at March 31, 1995.

The Footwear Operations had sales of $43 million and operating income of $5 million for the quarter ended March 31, 1996, decreases of $3 million (6.5%) and $1 million (16.7%), respectively, from the second quarter of fiscal 1995. Weak retail demand for high-margin western boots more than offset cost reductions and slightly improved performance in other product lines.

The Textiles Operations had sales of $34 million and operating income of $1 million for the quarter ended March 31, 1996, decreases of $3 million (8.1%) and $2 million (66.7%), respectively, from the second quarter of fiscal 1995. Results were affected by reduced sales of lace, tricot and dyed yarns and unfavorable manufacturing variances that resulted from curtailed production during the quarter.

BUILDING PRODUCTS GROUP

The Building Products Group had sales of $196 million and operating income of $18 million for the quarter ended March 31, 1996, increases of $1 million (0.5%) and $3 million (20.0%), respectively, from the second quarter of fiscal 1995.

The Bath Products Operations had sales of $70 million and operating income of $10 million for the quarter ended March 31, 1996, an increase in sales of $1 million (1.4%) and unchanged operating income, respectively, compared to the second quarter of fiscal 1995. Strong European sales, particularly of new, higher-margin products, were offset by continued weakness in North American operations. The Company's North American operations will include Haugh's commencing in the third quarter of the current fiscal year.

The Lighting Products and Systems Operations had sales of $126 million and operating income of $8 million for the quarter ended March 31, 1996, unchanged sales and an increase of $3 million (60.0%) in operating income, respectively, from the second quarter of fiscal 1995. The impact of favorable outdoor lighting market conditions offset soft market conditions in the residential lighting market. Current period operating income benefited from new products, cost reductions and reduced goodwill amortization.

INDUSTRIAL GROUP

The Industrial Group had sales of $113 million and operating income of $9 million for the quarter ended March 31, 1996, decreases of $11 million (8.9%) and $4 million (30.8%), respectively, from the second quarter of fiscal 1995.

The Automotive Components Operations had sales of $97 million and operating income of $8 million for the quarter ended March 31, 1996, decreases of $11 million (10.2%) and $4 million (33.3%), respectively, from the second quarter of fiscal 1995. Sales and operating income from the Company's premium automotive leather business declined sharply due to weakness in those sectors of the automotive industry served by the Company and the unfavorable impact of reduced sales and negative production variances resulting from the strike at General Motors. Sales and operating income from the Company's powdered metals business declined due primarily to lower average copper prices relative to the second quarter of fiscal 1995.

The Other Industrial Products Operations had sales of $16 million and operating income of $1 million for the quarter ended March 31, 1996, both unchanged from the second quarter of fiscal 1995.

INTEREST, EQUITY INVESTMENT AND TAXES

Interest expense was $14 million in the three months ended March 31, 1996, a $10 million (41.7%) decrease from the second quarter of fiscal 1995. The decrease reflects lower levels of debt outstanding and lower average interest rates. Interest income totaled $2 million in the three months ended March 31, 1996, unchanged from the second quarter of fiscal 1995.

The Company recorded a loss for its equity investment in Ground Round Restaurants, Inc. of $1 million during the three months ended March 31, 1996. Hanson exercised its right to transfer this investment directly to a subsidiary of the Company immediately following the Demerger and, accordingly, there were no investment results in the comparable period of fiscal 1995.

The Company's provision for income taxes totaled $16 million in the three months ended March 31, 1996 on pre-tax income of $35 million (a 45.7% effective tax rate) as compared to a $8 million provision on pre-tax income of $21 million (a 38.1% effective tax rate) in the second quarter of fiscal 1995. The provision for the second quarter of fiscal 1995 is net of an adjustment to reduce the overall effective rate to the rate anticipated for the full fiscal year.

SIX MONTHS ENDED MARCH 31, 1996
COMPARED TO SIX MONTHS ENDED MARCH 31, 1995


INTRODUCTION

The Company had sales of $1,076 million and operating income of $96 million for the six months ended March 31, 1996, increases of $17 million (1.6%) and $6 million (6.7%), respectively, over the comparable period of fiscal 1995.

CONSUMER GROUP

The Consumer Group had sales of $483 million and operating income of $57 million for the six months ended March 31, 1996, increases of $27 million (5.9%) and $7 million (14.0%), respectively, over the comparable period of fiscal 1995.

The Housewares Operations reported sales of $201 million and operating income of $44 million for the six months ended March 31, 1996, increases of $21 million (11.7%) and $8 million (22.2%), respectively, from the comparable period of fiscal 1995. Sales of high-margin vacuum cleaners substantially exceeded the prior period levels due to continued international growth. Sales and operating income from winter and spring tools were also improved from the comparable period of fiscal 1995.

The Recreation and Leisure Operations had sales of $127 million and operating income of $1 million for the six months ended March 31, 1996, increases of $15 million (13.4%) and $4 million respectively, from the comparable period of fiscal 1995. The Company's toy and golf equipment businesses reversed prior year operating losses on the strength of improved results compared to the second quarter of fiscal 1995. Golf club sales and operating income improved due primarily to the inclusion and success of the Odyssey line of putters acquired in March 1995 and the absence of markdowns taken during the second quarter of the prior fiscal year. Increased sales of collectible toys and model kits partially offset declines in sales of higher-margin promotional toys. Order backlogs for promotional toys at March 31, 1996 were significantly below those at March 31, 1995.

The Footwear Operations had sales of $86 million and operating income of $9 million for the six months ended March 31, 1996, decreases of $5 million (5.5%) and $2 million (18.2%), respectively, from the comparable period of fiscal 1995. Weak demand for high-margin western boots more than offset cost reductions and slightly improved performance in other product lines.

The Textiles Operations had sales of $69 million and operating income of $3 million for the six months ended March 31, 1996, decreases of $4 million (5.5%) and $3 million (50.0%), respectively, from the comparable period of fiscal 1995. Weak demand for lace, tricot and dyed yarns was the principal cause of the decline. The disproportionate impact on operating income was attributable to unfavorable manufacturing variances that resulted from curtailed production during the second quarter.

BUILDING PRODUCTS GROUP

The Building Products Group had sales of $375 million and operating income of $33 million for the six months ended March 31, 1996, increases of $9 million (2.5%) and $4 million (13.8%), respectively, from the comparable period of fiscal 1995.

The Bath Products Operations had sales of $130 million and operating income of $17 million for the six months ended March 31, 1996, an increase of $5 million (4.0%) and a decrease of $2 million (10.5%) respectively, from the comparable period of fiscal 1995. Strong European sales, particularly of new higher-margin products, offset weak results in North American operations during the current six month period. The Company's North American operations will include Haugh's during the second half of the current fiscal year.

The Lighting Products and Systems Operations had sales of $245 million and operating income of $16 million for the six months ended March 31, 1996, increases of $4 million (1.7%) and $6 million (60.0%), respectively, from the comparable period of fiscal 1995. The impact of favorable outdoor lighting market conditions offset soft market conditions in the residential lighting market. Current period operating income benefited from new products, cost reductions and reduced goodwill amortization.

INDUSTRIAL GROUP

The Industrial Group had sales of $218 million and operating income of $19 million for the six months ended March 31, 1996, decreases of $19 million (8.0%) and $5 million (20.8%), respectively, from the comparable period of fiscal 1995.

The Automotive Components Operations had sales of $184 million and operating income of $16 million for the six months ended March 31, 1996, decreases of $22 million (10.7%) and $6 million (27.3%), respectively, from the comparable period of fiscal 1995. Sales and operating income from the Company's premium automotive leather business declined sharply due to weakness in those sectors of the automotive industry served by the Company and the unfavorable impact of reduced sales and negative production variances resulting from the strike at General Motors. Sales and operating income from the Company's powdered metals business declined due primarily to lower average copper prices relative to the comparable period of the prior fiscal year.

The Other Industrial Products Operations had sales of $34 million and operating income of $3 million for the six months ended March 31, 1996, increases of $3 million (9.7%) and $1 million (50.0%), respectively, from the comparable period of fiscal 1995. Both sales and operating income exceeded prior year levels due to strong demand for lead frames and polypropylene film during the first fiscal quarter of the current year.

INTEREST, EQUITY INVESTMENT AND TAXES

Interest expense was $34 million in the six months ended March 31, 1996, a $13 million (27.7%) decrease from the comparable period of the prior fiscal year. The decrease reflects lower levels of debt outstanding as well as lower average interest rates. Interest income was $4 million in the six months ended March 31, 1996, a $1 million increase from the comparable period of the prior fiscal year. The increase was attributable to higher average foreign cash balances invested during the current period.

The Company recorded a loss for its equity investment in Ground Round Restaurants, Inc. of $2 million during the six months ended March 31, 1996. Hanson exercised its right to transfer this investment directly to a subsidiary of the Company immediately following the Demerger and, accordingly, there were no investment results in the comparable period of the prior fiscal year.

The Company's provision for income taxes totaled $28 million in the six months ended March 31, 1996 on pre-tax income of $62 million (a 45% effective tax rate) as compared to a $18 million provision on pre-tax income of $42 million (a 43% effective tax rate) in the six months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash provided from operations, proceeds from sales of non-strategic businesses and assets and borrowings under the Credit Facility described below.

On December 21, 1995, the Company and its subsidiaries entered into the Credit Facility, which consists of a 4 1/2-year secured amortizing term loan facility in the amount of $400 million and a 5-year secured revolving credit facility in an amount up to $575 million (including a swingline loan facility in an amount of up to $50 million and a letter of credit facility in the amount of up to $75 million). Upon entering into the Credit Facility, the Company repaid all loans outstanding under its previous bank credit facility with amounts borrowed at lower rates under the new facility. During the first quarter of fiscal 1996 a net-of-tax, noncash, extraordinary charge of approximately $25 million was incurred to write-off unamortized deferred financing costs and to recognize previously deferred losses associated with the interest rate protection agreements which had been designated as hedges of the previous credit agreement.

During the first quarter of fiscal 1996, the Company utilized cash proceeds from the sale of non-strategic businesses and other assets as well as internally generated funds to prepay approximately $200 million of the amounts outstanding under the term loan facility of its previous credit agreement. In the second quarter, internally generated funds were more than offset by expenditures to purchase common stock of the Company for treasury, leading to an overall increase in outstanding indebtedness. Remaining required amortization under the term loan facility at March 31, 1996 is as follows: $100 million on June 15, 1998; $100 million on June 15, 1999; and $200 million on June 15, 2000. Amortization payments may be satisfied by borrowing under the revolving credit facility to the extent there is availability thereunder. The term loan facility is subject to certain mandatory prepayments from asset sales which will be credited against amortization requirements in the manner specified in the Credit Facility. The revolving credit facility matures on December 15, 2000.

The interest rates for loans outstanding under the Credit Facility are based on specified spreads (adjusted quarterly based on a Consolidated Leverage Ratio specified in the Credit Facility) over, at the option of the Company, (i) the London interbank offered rate ("LIBOR") or (ii) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or the federal funds rate in effect on such day (the "Base Rate"). The spread on LIBOR-based borrowings ranges between 62.5 and 150 basis points and the spread on Base Rate borrowings ranges between zero and 50 basis points. At March 31, 1996 the spreads were 62.5 basis points and zero basis points, respectively. On May 17, 1996, reflecting a seasonal increase in working capital, such spreads are expected to be adjusted to 87.5 basis points and zero basis points, respectively. At March 31, 1996, three-month LIBOR was 5.44% per annum. A commitment fee is payable on a quarterly basis in arrears to the lenders under the Credit Facility on the aggregate unused amount of the revolving credit facility. The commitment fee (adjusted quarterly based on the Consolidated Leverage Ratio) ranges between 15 and 30 basis points per annum. At March 31, 1996, the commitment fee was 15 basis points per annum; on May 17, 1996 it is expected to be adjusted to 20 basis points per annum. The Company's existing interest rate protection agreements have been designated as hedges of indebtedness incurred under the Credit Facility.

Net cash provided by operating activities was $39 million for the six months ended March 31, 1996 compared to $38 million for the comparable period of fiscal 1995, of which $32 million and $52 million, respectively, was provided by continuing operations.

Net cash provided by investing activities was $148 million for the six months ended March 31, 1996 compared to net cash used of $44 million for the comparable period of fiscal 1995. The six months ended March 31, 1996 included proceeds of $170 million from the sale of businesses, offset by capital expenditures of $22 million.

Net cash used in financing activities was $201 million for the six months ended March 31, 1996 compared to net cash provided by financing activities of $7 million for the comparable period of fiscal 1995. The change is attributable to long-term debt and note repayments in excess of new borrowings totaling $166 million and the purchase of $35 million of the Company's common stock for treasury.

At March 31, 1996, the Company had current maturities of long-term debt and short-term notes payable aggregating $29 million as well as $54 million of unused availability under uncommitted short-term lines of credit. The Company also had $225 million of unused credit available under its long-term revolving credit facility at March 31, 1996. The Company believes that cash provided from operations, the net proceeds of further dispositions of nonstrategic businesses and assets, and availability under the revolving credit facility will provide adequate support for the Company's cash needs for working capital, capital expenditures for existing businesses and future amortization payments under the term loan facility.

Total stockholders' equity increased by $39 million from September 30, 1995 to March 31, 1996 principally due to net income for the six months ended March 31, 1996, offset by purchases of 1,874,391 of the Company's common shares for treasury at an average price of $18.48 per share for a total cash outlay of approximately $35 million. An odd lot repurchase program, established to purchase shares from stockholders who owned fewer than 100 shares of common stock expired on December 1, 1995 and accounted for 683,304 of the shares purchased. Subsequently, the Company instituted an additional share purchase program to allow for purchases of up to $50 million in the aggregate of the Company's common stock inclusive of purchases made through the odd-lot repurchase program. Such purchases may be made from time to time in the open market or through private transactions at prices deemed acceptable by management. This program accounted for the remainder of the shares repurchased. As of May 7, 1996, approximately $40 million of the $50 million authorization had been utilized.

OUTLOOK

While the economic outlook is mixed, the Company currently believes that it will achieve a meaningful increase in earnings per share in fiscal 1996. Assuming a continuation of current economic conditions, and recognizing that more than half of the Company's operating income is earned in the second half of the year, the Company currently believes that its income from continuing operations should be in the upper half of analysts' current estimates, which range from $1.45 to $1.65 per share for fiscal 1996.

NOTE

The forward-looking statement set forth under "Outlook" above represents management's current best judgment as to what will occur in fiscal 1996. However, the Company's actual results for the current fiscal year will depend upon a number of economic, competitive and other factors, in particular no significant increases in interest rates or significant declines in consumer demand. These factors, some which are outside the Company's control, could cause the Company's actual results for fiscal 1996 to differ materially from management's current estimate.

PART II.                OTHER INFORMATION.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Annual Meeting of Stockholders of the Company was held on February 8, 1996. At the meeting:

               1. The following persons were elected as Directors of the Company in Class I, to serve until the 1999 Annual Meeting and until their successors are elected and qualified:

            Name                     Votes For         Votes Withheld
            ----                     ---------         --------------

            Derek C. Bonham          40,240,061          1,012,680
            John J. McAtee, Jr.      40,265,624            987,117
            John G. Raos             40,282,289            970,452

               The terms of Directors of the Company in Class II and Class III will continue until the 1997 and 1998 Annual Meetings of Stockholders, respectively.

               2. The U.S. Industries, Inc. Annual Performance Incentive Plan was approved by the stockholders, as follows:

            Votes For:                           39,329,156
            Votes Against:                          869,666
            Abstentions:                          1,053,919

               3. Amendments to the U.S. Industries, Inc. Stock Option Plan were approved by the stockholders, as follows:

            Votes For:                          32,433,089
            Votes Against:                       7,745,474
            Abstentions:                         1,074,178

               4. The selection of Ernst & Young LLP as independent auditors to audit the Consolidated Financial Statements of the Company and its subsidiaries for the fiscal year ended September 30, 1996 was ratified by the stockholders, as follows:

            Votes For:                          41,177,461
            Votes Against:                          28,366
            Abstentions:                            46,914

A detailed description of the U.S. Industries, Inc. Annual Performance Incentive Plan and the U.S. Industries, Inc. Stock Option Plan were included in, and are incorporated by reference to, the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders, which was filed with the Commission on December 13, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)         Exhibits


            1.          Exhibit 27 - Financial Data Schedule


            (b) No reports on Form 8-K were filed during the quarterly period ended March 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          U.S. INDUSTRIES, INC.



Date: May 14, 1996                        /s/ Frank R. Reilly
                                          -------------------
                                          Frank R. Reilly
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                              U.S. INDUSTRIES, INC.

                                  EXHIBIT INDEX



            1.          Exhibit 27 - Financial Data Schedule