Form 10-Q
period 1996-06-29
US INDUSTRIES INC
filed 1996-08-13
CIK 944302

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

Commission file number:   1-13736
                       -------------

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

                                    Yes  X   No
                                       -----   -----

As of August 6, 1996, U.S. Industries, Inc. had one class of common stock, of which 51,362,651 shares were outstanding.

                              U.S. INDUSTRIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Unaudited Consolidated (Combined) Statements of Operations
             for the Three and Nine Months Ended June 30, 1996 and 1995.......1

             Consolidated Balance Sheets, June 30, 1996 (Unaudited)
             and September 30, 1995...........................................2

             Unaudited Consolidated (Combined) Statements of Cash Flows
             for the Nine Months Ended June 30, 1996 and 1995.................3

             Unaudited Consolidated Statement of Changes in Stockholders'
             Equity for the Nine Months Ended June 30, 1996...................4

             Notes to Consolidated (Combined) Financial Statements............5

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................13

PART II. OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K................................23

SIGNATURE....................................................................24

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                             U. S. INDUSTRIES, INC.
                CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                                              Three Months Ended     Nine Months Ended
                                                                                   June 30,               June 30,
                                                                             -------------------    ------------------
                                                                               1996       1995        1996       1995
                                                                               ----       ----        ----       ----

Net sales                                                                   $   602     $   543     $ 1,678     $ 1,602
Operating costs and expenses:
   Cost of products sold                                                        418         373       1,145       1,100
   Selling, general and administrative expenses                                 122         125         375         367
   Goodwill impairment and nonrecurring charges                                --           113        --           113
                                                                            -------     -------     -------     -------

         Operating income                                                        62         (68)        158          22

Interest expense                                                                 14          27          48          74
Interest income                                                                  (2)         (2)         (6)         (5)
Other expense, net                                                                2           4           6           8
                                                                            -------     -------     -------     -------
Income (loss) before income taxes, discontinued
   operations and extraordinary loss                                             48         (97)        110         (55)
Provision for income taxes                                                       22          10          50          28
                                                                            -------     -------     -------     -------
         Income (loss) from continuing operations                                26        (107)         60         (83)
Discontinued operations:
   Income (loss) from operations of discontinued operations
        (net of income tax (benefit) of $0, $(1), $(4) and $6)                    0          (3)         (6)          4
   Gain (loss) on disposals of discontinued operations
        (net of income tax (benefit) of $(1), $(3), $9 and $(7))                 (2)        (49)         66         (55)
                                                                            -------     -------     -------     -------
         Income (loss) from discontinued operations                              (2)        (52)         60         (51)
                                                                            -------     -------     -------     -------

Income (loss) before extraordinary loss                                          24        (159)        120        (134)
Extraordinary loss from early extinguishment of debt
   (net of income tax benefit of $16)                                          --          --           (25)       --
                                                                            -------     -------     -------     -------
              Net income (loss)                                             $    24     $  (159)    $    95     $  (134)
                                                                            =======     =======     =======     =======

Income from continuing operations per share                                 $  0.51                 $  1.15

Income (loss) from discontinued operations per share                          (0.04)                   1.13

Extraordinary loss per share                                                   --                     (0.46)
                                                                            -------                 -------

Net income per share                                                        $  0.47                 $  1.82
                                                                            =======                 =======

Pro forma loss from continuing operations                                               $  (109)                $   (92)
                                                                                        =======                 =======

Pro forma net loss                                                                      $  (161)                $  (143)
                                                                                        =======                 =======

Pro forma loss from continuing operations per share                                     $ (2.03)                $ (1.71)
                                                                                        =======                 =======

Pro forma net loss per share                                                            $ (3.00)                $ (2.66)
                                                                                        =======                 =======


           See notes to consolidated (combined) financial statements.

                              U.S. INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                                           June 30,    September 30,
                                                                                                           --------    -------------
                                                                                                             1996            1995
                                                                                                             ----            ----
                                                                                                         (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                                               $    44          $    51
   Trade receivables, net of allowance of $38 and $35                                                          377              350
   Inventories, net                                                                                            401              382
   Deferred income taxes                                                                                         8             --
   Other current assets                                                                                         25               31
   Net assets held for disposition                                                                               6              171
                                                                                                           -------          -------
         Total current assets                                                                                  861              985

Property, plant and equipment, net of accumulated
   depreciation of $441 and $399                                                                               341              335
Deferred income taxes                                                                                           18                3
Other assets                                                                                                   130              162
Goodwill, net                                                                                                  393              393
                                                                                                           -------          -------

                                                                                                           $ 1,743          $ 1,878
                                                                                                           =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                                           $     1          $     4
   Current maturities of long-term debt                                                                          5              157
   Trade accounts payable                                                                                      150              147
   Accrued expenses and other liabilities                                                                      180              181
   Income taxes payable                                                                                         30               28
                                                                                                           -------          -------
         Total current liabilities                                                                             366              517


Long-term debt                                                                                                 787              832
Other liabilities                                                                                              120              117
                                                                                                           -------          -------

         Total liabilities                                                                                   1,273            1,466
                                                                                                           -------          -------

Commitments and contingencies
Stockholders' equity:
   Common stock (par value $.01 per share, authorized 200,000,000 shares; issued
   53,711,422 and 53,671,432; respectively;
   outstanding 51,481,358 and 53,671,432; respectively)                                                          1                1
   Paid in capital                                                                                             542              542
   Deficit                                                                                                      (9)            (104)
   Minimum pension liability adjustment                                                                         (3)              (3)
   Unearned restricted stock                                                                                   (19)             (24)
   Cumulative translation adjustment                                                                          --               --
   Treasury stock (2,230,064 shares at June 30,
     1996) at cost                                                                                             (42)            --
                                                                                                           -------          -------
         Total stockholders' equity                                                                            470              412
                                                                                                           -------          -------
                                                                                                           $ 1,743          $ 1,878
                                                                                                           =======          =======


           See notes to consolidated (combined) financial statements.

                              U.S. INDUSTRIES, INC.
                CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS
                             (IN MILLIONS-UNAUDITED)
                                                                                                   Nine Months Ended
                                                                                                        June  30,
                                                                                                   ------------------
                                                                                                   1996          1995
                                                                                                   ----          ----

OPERATING ACTIVITIES:
   Income (loss) from continuing operations                                                      $    60       $   (83)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
         Goodwill impairment and nonrecurring charges                                               --             113
         Depreciation                                                                                 33            31
         Amortization of goodwill                                                                      9            14
         Amortization of unearned restricted stock                                                     5          --
         Amortization of deferred financing costs                                                      2          --
         Provision for deferred income taxes                                                           1          --
         Provision for doubtful accounts                                                               4             5
   Changes in operating assets and liabilities, excluding the effects of acquisition and dispositions:
         (Increase) decrease in trade receivables                                                    (22)           48
         Increase in inventories                                                                     (11)          (41)
         Decrease (increase) in other current assets                                                   5           (42)
         Decrease in other assets                                                                      3            22
         Decrease in trade accounts payable                                                           (4)          (15)
         (Decrease) increase in income taxes payable                                                 (10)           11
         Decrease in accrued expenses and other liabilities                                          (11)         --
         Increase (decrease) in other non-current liabilities                                         (5)          (10)
         Other, net                                                                                 --              13
                                                                                                 -------       -------
         NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                           59            66
                                                                                                 -------       -------

Income (loss) from discontinued operations                                                            60           (51)
   Adjustments to reconcile income (loss) from discontinued operations to net cash used in discontinued operations:
         (Gain) loss on disposal of discontinued operations                                          (66)           55
         Decrease (increase) in net assets held for disposition                                       17           (10)
                                                                                                 -------       -------
         NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                       11            (6)
                                                                                                 -------       -------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    70            60
                                                                                                 -------       -------

INVESTING ACTIVITIES:
   Acquisition of companies, net of cash acquired                                                    (22)          (29)
   Proceeds from sale of net assets held for disposition                                             224            16
   Purchases of property, plant and equipment                                                        (34)          (46)
   Proceeds from sales of fixed assets                                                              --               1
                                                                                                 -------       -------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         168           (58)
                                                                                                 -------       -------

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                                      862         1,402
   Repayment of long-term debt                                                                    (1,060)         (102)
   (Repayment) proceeds from notes payable                                                            (5)           13
   Purchase of treasury stock                                                                        (42)         --
   Repayment of debt to Hanson                                                                      --            (873)
   Return of capital to Hanson                                                                      --            (451)
   Net cash transfers from affiliates                                                               --              48
                                                                                                 -------       -------

         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                        (245)           37
   Effect of exchange rate changes on cash                                                          --              (1)
                                                                                                 -------       -------
         (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             (7)           38

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             51            28
                                                                                                 -------       -------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    44       $    66
                                                                                                 =======       =======

            See notes to consolidated (combined) financial statements.

                              U.S. INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 1996
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                Minimum                                  Total
                                                                                Pension   Unearned  Cumulative           Stock-
                                                 Common    Paid in             Liability Restricted Translation Treasury holders'
                                                  Stock    Capital    Deficit Adjustment   Stock    Adjustment  Stock    Equity
                                                -----------------------------------------------------------------------------------
Balance at September 30, 1995                     $   1     $ 542     $(104)    $  (3)    $ (24)    $   --      $   --    $ 412

Net income                                                               95                                                  95

Amortization of unearned restricted stock                                                     5                               5

Purchase of 2,213,091 shares of common
 stock (average cost of $18.95 per share)                                                                          (42)     (42)

Common stock issued (18,395 shares)
 upon exercise of options                          --        --                                                              --

Common stock issued (21,595 shares)
 to employee and directors                         --        --                                                              --

Forfeiture of 16,973 shares of unearned
 restricted stock                                  --        --                                                              --

Translation adjustment                                                                                  --                   --
                                                  -----     -----     -----     -----     -----     --------    -----     -----
Balance at June 30, 1996                          $   1     $ 542     $  (9)    $  (3)    $ (19)    $   --      $ (42)    $ 470
                                                  =====     =====     =====     =====     =====     ========    =====     =====



           See notes to consolidated (combined) financial statements.

                              U.S. INDUSTRIES, INC.
              NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS
                                  JUNE 30, 1996


NOTE 1-BASIS OF PRESENTATION

U.S. Industries, Inc. (together with its subsidiaries, the "Company") was organized in February 1995 and has been publicly-owned since May 31, 1995, at which time Hanson PLC ("Hanson") paid a dividend to its shareholders consisting of all of the then outstanding shares of the Company's common stock. Regular way trading in the common stock commenced on the New York Stock Exchange on June 1, 1995. Prior to May 31, 1995, the Company was a wholly-owned subsidiary of Hanson. Certain consumer, building products and industrial businesses, as well as certain other assets and liabilities, were transferred to the Company or its subsidiaries by Hanson or its subsidiaries pursuant to transactions consummated on May 31, 1995 and June 5, 1995 (collectively, the "Demerger").

Prior to the Demerger, the financial statements of the Company presented the combined results, financial position and cash flows of the individual businesses, real estate assets and equity investments that subsequently were transferred to the Company. Subsequent to the Demerger, the financial statements of the Company are presented on a consolidated, legal entity basis. The financial statements presented for periods prior to the Demerger include management fees paid by the Company to Hanson for services. Subsequent to the Demerger, all such services have been provided by the Company.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information,
Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three and nine months ended June 30, 1996 and 1995 are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature, except as otherwise disclosed. The results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of those for the full fiscal year ended September 28, 1996. For further information, refer to the Consolidated (Combined) Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

The Company's fiscal year ends on the Saturday closest to September 30. All three and nine month data contained herein reflect results of operations for the 13-week and 39-week periods ended on the Saturday closest to June 30, but are presented as of such date for convenience.

NOTE 2-INVENTORIES

Inventories consist of the following:

                                           (in millions)
                                       June 30,   September 30,
                                       --------   -------------
                                         1996          1995
                                         ----          ----
                                           (unaudited)

Finished products                       $ 215          $ 192
In-Process products                        81             87
Raw materials                             105            103
                                         ----          -----
Inventories, net                        $ 401          $ 382
                                        =====          =====

NOTE 3-DISCONTINUED OPERATIONS

During the nine months ended June 30, 1996, the Company adopted formal plans to dispose of Farberware Inc. ("Farberware") and its equity investment in Ground Round Restaurants, Inc. ("Ground Round"). During fiscal 1995, the Company adopted formal plans to dispose of Bearing Inspection, Inc., Jade Holdings, Inc., Piedmont Moulding Corporation ("Piedmont"), Spartus Electronics Corporation ("Spartus") and Universal Gym Equipment, Inc. ("Universal") (collectively with Farberware and Ground Round, the "Discontinued Operations").

In October 1995, the Company sold Blue Mountain Industries for $22.5 million in cash, resulting in a gain of approximately $2 million, net of tax. Also, in October 1995, the Company sold its Office Furniture Group for $143 million in cash and a note for $5 million (which was collected during the second quarter of fiscal 1996), and recorded a gain of approximately $66 million, net of tax. The Company also entered into an agreement not to compete with the purchaser of the Office Furniture Group for a period of five years in exchange for $11 million, which will be recognized over the period of the agreement.

During the third quarter of fiscal 1996, the Company, in separate transactions, sold most of the operating assets of Farberware, Spartus and Piedmont for aggregate gross cash consideration of $54 million. There was no material gain or loss as the proceeds generated from these transactions approximated the net carrying amount of the assets sold. Also during the third quarter of fiscal 1996, the Company recorded a loss on disposal of discontinued operations of $2 million, net of a tax benefit of $1 million, to reduce the carrying value of its equity investment in Ground Round to its estimated realizable value.

The following is a summary of the operating results of the businesses classified as discontinued operations at June 30, 1996:

                                         (in millions - unaudited)
                               Three Months Ended         Nine Months Ended
                                    June 30,                   June 30,
                               ------------------         ----------------
                                 1996     1995             1996     1995
                                 ----     ----             ----     ----

Net Sales                      $   33    $ 178            $ 153    $ 557
Pre-tax (loss) income          $    0    $  (4)           $ (10)   $  10



Amounts classified as net assets held for disposition consist of the following after accrual for anticipated net-of-tax losses on dispositions not yet consummated:

                                                    (in millions)
                                                June 30,   September 30,
                                                --------   -------------
                                                  1996         1995
                                                  ----         ----
                                             (unaudited)


Net current assets                             $     10    $    104
Property, plant and equipment, net                    3          54
Other non-current (liabilities)
 and assets, net                                     (7)         13
                                               --------    --------
Net assets held for disposition                $      6    $    171
                                               ========    ========


NOTE 4-ACQUISITIONS

In April 1996, the Company purchased Haugh's Products Limited ("Haugh's") for U.S. $11.7 million and the assumption of U.S. $10.5 million in debt. Haugh's is a Canadian manufacturer of above-ground swimming pools and equipment. The transaction has been accounted for as a purchase effective April 1, 1996 and the results of Haugh's have been included in the Bath Products Operations since that date.

In July 1996, the Company purchased the ladder operations of Keller Industries, Inc. ("Keller"), for approximately $36 million in cash plus the assumption of certain liabilities. Keller is the second largest manufacturer and marketer of ladders in the United States. The transaction has been accounted for as a purchase effective July 19, 1996 and the results of Keller will be included in the Housewares Operations from that date.

Also in July 1996, the Company joined a consortium of companies which acquired 139,740,000 newly issued shares of All Pantronic Holdings, Limited ("All Pantronic"), a limited liability company incorporated in Bermuda and listed on the Stock Exchange of Hong Kong. The members of the consortium have acquired equity interests totalling approximately 33% in All Pantronic, a manufacturer of voltage converters and other electronic components. The Company's investment of approximately $11 million results in an effective ownership of approximately 20% of All Pantronic. This investment will be accounted for under the equity method from July 1, 1996.


NOTE 5-CREDIT FACILITY AND INTEREST RATE SWAP AGREEMENTS

Long term debt is as follows:

                                                            (in millions)
                                                       June 30,   September 30,
                                                       --------   -------------
                                                         1996         1995
                                                         ----         ----
                                                     (unaudited)

Term loan facility                                     $  375        $  600
Revolving credit facility                                 275           358
Other                                                     142            31
                                                       ------        ------
                                                          792           989
Less current maturities                                     5           157
                                                       ------        ------
Long-term debt                                         $  787        $  832
                                                       ======        ======

Other long-term debt at June 30, 1996 includes $135 million of notes payable with maturities due within one year which the Company expects to repay using borrowings under the revolving credit portion of the Company's bank credit facility (the "Credit Facility") described below. Of this amount, $112 million was borrowed under uncommitted short-term lines of credit with aggregate availability of $200 million.

On December 21, 1995, the Company entered into the Credit Facility, which consists of a 4 1/2-year amortizing term loan facility in the amount of $400 million and a 5-year secured revolving credit facility of $575 million (including a swingline loan facility in the amount of up to $50 million and a letter of credit facility in the amount of up to $75 million). Upon entering into the Credit Facility, the Company repaid all loans outstanding under its previous bank credit facility with amounts borrowed at lower rates under the new facility. The Credit Facility is guaranteed by the Company's subsidiaries that are U.S. corporations and is secured by a first priority security interest in, and pledge of, all outstanding capital stock of the Company's direct and indirect subsidiaries that are U.S. corporations and 65% of the capital stock of a foreign subsidiary which holds the shares of other foreign subsidiaries of the Company. The term loan facility is subject to certain mandatory prepayments from asset sales which will be applied to the scheduled installments of the term loan on a pro rata basis. As such, current maturities of long-term debt includes approximately $3 million related to mandatory prepayments required as a result of the June 1996 sale of the assets of Piedmont (See Note 3) and the July 1996 sale of the assets of Universal (See Note 8).

Amortization payments due under the term loan facility at June 30, 1996 are as follows:

                 $  3 million               July 29, 1996
                 $ 93 million               June 15, 1998
                 $ 93 million               June 15, 1999
                 $186 million               June 15, 2000

Amortization payments may be satisfied by borrowing under the revolving credit facility to the extent there is availability thereunder.

The Credit Facility places restrictions on, among other things, dividends, liens, acquisitions and additional indebtedness. It also requires compliance with covenants as to minimum net worth and certain other financial ratios. On June 18, 1996, the Credit Facility was amended to increase the amount of permitted investments and unsecured indebtedness of the Company and its subsidiaries.

The interest rates for loans outstanding under the Credit Facility are based on specified spreads over, at the option of the Company, (a) the London interbank offered rate ("LIBOR") or (b) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or the federal funds rate in effect on such day (the "Base Rate"). The spread on LIBOR-based borrowings ranges between 62.5 and 150 basis points and the spread on Base Rate borrowings ranges between zero and 50 basis points. At June 30, 1996, the spreads were 87.5 basis points and zero basis points, respectively, and are adjusted quarterly based on a Consolidated Leverage Ratio specified in the Credit Facility. On August 15, 1996, such spreads will be adjusted to 62.5 basis points and zero basis points, respectively, in accordance with the provisions of the Credit Facility. At June 30, 1996, three-month LIBOR was 5.56% per annum. A commitment fee is payable on a quarterly basis in arrears to the lenders under the Credit Facility on the aggregate unused amount of the revolving credit facility. The commitment fee is adjusted quarterly based on the Consolidated Leverage Ratio, ranges between 15 and 30 basis points per annum and was 20 basis points per annum at June 30, 1996. On August 15, 1996 the commitment fee will be adjusted to 15 basis points.

At June 30, 1996 and September 30, 1995, the Company had two outstanding tranches of interest rate protection agreements with several banks covering an aggregate notional amount of $600 million, $250 million of which expires September 1996 with the remainder expiring May 1997, to exchange variable rate interest payment obligations under the respective credit facilities for fixed rate obligations (without the exchange of the underlying principal amounts) to manage interest rate exposures in a manner consistent with the Company's credit facility requirements. Net payments under the agreements amounted to approximately $2.2 million and $5.5 million, respectively, for the three and nine months ended June 30, 1996. Under the interest rate protection agreements, the Company receives a floating rate based on three-month LIBOR and pays a weighted average fixed rate of 6.86% plus a spread on LIBOR as determined based on the Consolidated Leverage Ratio.

In conjunction with the Company's repayment of all loans outstanding under its previous credit facility during the first quarter of fiscal 1996, a net-of-tax, noncash, extraordinary charge of approximately $25 million was incurred to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with the interest rate protection agreements that had been designated as hedges of the previous credit facility. Losses associated with such interest rate agreements were recognized as of the date of termination of the previous credit facility. The interest rate protection agreements have subsequently been designated as hedges of the indebtedness incurred under the Credit Facility.

In addition to the interest rate protection agreements noted above, in May and July 1996, the Company entered into various interest rate protection agreements with several banks to manage its interest rate exposures consistent with the Company's credit facility requirements. The terms of the agreements are as follows:

Notional Amount               Commencement Date         Maturity Date
- ---------------               -----------------         -------------

$150 million                  September 30, 1996        September 30, 1997
$100 million                  May 30, 1997              September 30, 1997
$100 million                  May 30, 1997              May 30, 1998
$100 million                  May 30, 1997              September 30, 1998
$100 million                  September 30, 1997        September 30, 1998

Under the interest rate protection agreements, the Company will receive a floating rate based on three-month LIBOR and will pay a weighted average fixed rate on the various agreements which will range from 6.23% to 6.30% plus a spread on LIBOR as determined based on the Consolidated Leverage Ratio.

NOTE 6-EARNINGS PER SHARE

Pro Forma Net Income Per Share - Fiscal 1995 earnings per share information excludes historical net income per common share calculated in accordance with Accounting Principles Board Opinion No. 15, "Earnings per share" ("APB 15") as such information is not indicative of the Company's continuing capital structure. Pro forma income from continuing operations and net income per share are calculated as if (a) the Demerger had been consummated at the beginning of the periods presented; (b) the changes in the Company's capital structure resulting from the Demerger, including the utilization of the previous credit facility (see Note 5 to the Consolidated (Combined) Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995), had occurred on such date; (c) the Company had incurred certain general and administrative corporate costs in place of previously allocated management fees; and (d) compensation expense related to the restricted share grants pursuant to the Stock Option Plan (see Note 13 to the Consolidated (Combined) Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995) had been incurred for the entire period.

Weighted Average Common Shares Outstanding - The weighted average number of common shares outstanding during the three and nine month periods ended June 30, 1996 were 51,557,870 and 52,464,438, respectively.


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

At June 30, 1996, the Company had accrued $13 million for environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between $10 million and $22 million.

Also, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 8 - SUBSEQUENT EVENTS

In July 1996, the Company purchased the ladder operations of Keller and an investment in All Pantronic. (See Note 4.)

In July 1996, the Company sold most of the assets of Universal for gross cash consideration of $4.3 million and a note for $3.6 million. Universal had previously been classified as a discontinued operation. (See Note 3).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The Company's operations are grouped into three segments: Consumer, Building Products and Industrial. The results of all operations sold or classified as available for sale are excluded from the Management's Discussion and Analysis of Financial Condition and Results of Operations for all periods presented. See
Note 3 to the Consolidated (Combined) Financial Statements.

RESULTS OF OPERATIONS                                                              (in millions)
                                                                       Three Months Ended  Nine Months Ended
                                                                            June 30,            June 30,
                                                                     -------------------  --------------------
                                                                       1996        1995     1996       1995
                                                                       ----        ----     ----       ----
NET SALES
  Consumer Group
         Housewares..........................................        $   110    $    82   $    311   $    262
         Recreation and Leisure .............................             71         69        198        181
         Footwear ...........................................             38         39        124        130
         Textiles ...........................................             32         36        101        109
                                                                     -------    -------   --------   --------
                                                                         251        226        734        682
                                                                     -------    -------   --------   --------
   Building Products Group
         Bath Products.......................................            104         81        234        206
         Lighting Products and Systems.......................            128        126        373        367
                                                                     -------    -------   --------   --------
                                                                         232        207        607        573
                                                                     -------    -------   --------   --------
   Industrial Group
         Automotive Components...............................            102         92        286        298
         Other Industrial Products...........................             17         18         51         49
                                                                     -------    -------   --------   --------
                                                                         119        110        337        347
                                                                     -------    -------   --------   --------
                  TOTAL NET SALES............................        $   602    $   543   $  1,678   $  1,602
                                                                     =======    =======   ========   ========

OPERATING INCOME
   Consumer Group
         Housewares..........................................        $    23    $    15   $     67   $     51
         Recreation and Leisure..............................              0        (14)         1        (17)
         Footwear............................................              5          5         14         16
         Textiles ...........................................              1          0          4          6
                                                                     -------    -------   --------   --------
                                                                          29          6         86         56
                                                                     -------    -------   --------   --------
   Building Products Group
         Bath Products.......................................             20         15         37         34
         Lighting Products and Systems.......................              8        (92)        24        (82)
                                                                     -------    -------   --------   --------
                                                                          28        (77)        61        (48)
                                                                     -------    -------   --------   --------
   Industrial Group
         Automotive Components..............................               9          9         25         31
         Other Industrial Products..........................               2          1          5          3
                                                                     -------    -------   --------   --------
                                                                          11         10         30         34
   Corporate expenses and management fees...................              (6)        (7)       (19)       (20)
                                                                     -------    -------   --------   --------

                  TOTAL OPERATING INCOME....................         $    62    $   (68)  $    158   $     22
                                                                     =======    =======   ========   ========


THREE MONTHS ENDED JUNE 30, 1996
COMPARED TO THREE MONTHS ENDED JUNE 30, 1995


INTRODUCTION
- ------------

The Company had sales of $602 million and operating income of $62 million for the quarter ended June 30, 1996, increases of $59 million (10.9%) and $130 million, respectively, compared to the third quarter of fiscal 1995. During the third quarter of fiscal 1995, the Company recorded nonrecurring charges totalling $113 million to write-off permanently impaired goodwill from previous acquisitions and to consolidate certain under-utilized Lighting Products and Systems Operations facilities. Excluding the nonrecurring charges, operating income increased $17 million (37.8%) compared to the third quarter of fiscal 1995.

CONSUMER GROUP
- --------------

The Consumer Group had sales of $251 million and operating income of $29 million for the quarter ended June 30, 1996, increases of $25 million (11.1%) and $23 million, respectively, over the third quarter of fiscal 1995. Fiscal 1995 results include a nonrecurring charge of $13 million to reflect the permanent impairment of goodwill affecting the Recreation and Leisure Operations. Excluding the nonrecurring charge, operating income increased $10 million (52.6%) compared to the third quarter of fiscal 1995.

The Housewares Operations reported sales of $110 million and operating income of $23 million for the quarter ended June 30, 1996, increases of $28 million (34.1%) and $8 million (53.3%), respectively, from the third quarter of fiscal 1995. The third fiscal quarter benefitted from record international sales of vacuum cleaners, offsetting softer market conditions in the United States. International sales afford a higher margin due to differing product mix. The third fiscal quarter also benefitted from favorable factory cost absorption due to higher production rates, as well as improved pricing. The Company's domestic lawn and garden tool operations performed well relative to the third quarter of fiscal 1995 due to favorable weather in its principal selling areas, lower raw material costs, and growth at key accounts which offset softness in its Canadian tool operations as the Canadian economy remains weak.

The Recreation and Leisure Operations had sales of $71 million and operating income of $0 million for the quarter ended June 30, 1996, improvements of $2 million (2.9%) and $14 million, respectively, from the third quarter of fiscal 1995. Fiscal 1995 results include a nonrecurring charge of $13 million to reflect the permanent impairment of goodwill of a golf club subsidiary. Excluding the nonrecurring charge, operating income improved $1 million compared to the third quarter of fiscal 1995. During the third fiscal quarter, the Company's toy subsidiary had sharply lower sales of high margin promotional items and recorded a $2 million provision for inventory markdowns. The substantial decline in promotional toy sales had more than offset the benefit obtained from relatively strong sales of collectible products. Sales of golf putter products contributed strongly to the improvements in the Company's golf club business. Also, the absence of approximately $1 million in charges for obsolete golf club inventory taken during the third fiscal quarter of the previous year favorably impacts quarter-on-quarter comparisons, excluding the charge for goodwill impairment.

The Footwear Operations had sales of $38 million and operating income of $5 million for the quarter ended June 30, 1996, a decrease in sales of $1 million (2.6%) and unchanged operating income, respectively, from the third quarter of fiscal 1995. Weak western fashion boot sales continued to affect the Company's footwear operations during the current quarter. This more than offset steady results in other product lines but was mitigated by reductions in discretionary spending. Generally weak retail conditions in the western footwear market continued through the current quarter.

The Textiles Operations had sales of $32 million and operating income of $1 million for the quarter ended June 30, 1996, a decrease of $4 million (11.1%) and an improvement of $1 million, respectively, from the third quarter of fiscal 1995. The prolonged period of market softness continued during the third fiscal quarter, depressing sales of tricot, lace, and dyed yarns. Also during the third fiscal quarter, the Company recorded a provision of $0.5 million for inventory markdowns. The improvement in operating income is attributable to the absence of a $1.2 million inventory charge taken during the third quarter of fiscal 1995 and to strong sales of textile machinery.

BUILDING PRODUCTS GROUP
- -----------------------

The Building Products Group had sales of $232 million and operating income of $28 million for the quarter ended June 30, 1996, increases of $25 million (12.1%) and $105 million, respectively, from the third quarter of fiscal 1995. Fiscal 1995 results include nonrecurring charges taken by the Lighting Products and Systems Operations of $98 million to reflect the permanent impairment of goodwill and $2 million to consolidate certain under-utilized facilities. Excluding the nonrecurring charges, operating income increased $5 million (21.7%) compared to the third quarter of fiscal 1995.

The Bath Products Operations had sales of $104 million and operating income of $20 million for the quarter ended June 30, 1996, increases of $23 million (28.4%) and $5 million (33.3%), respectively, compared to the third quarter of fiscal 1995. The Company's domestic operations experienced a record third quarter due to strong shipments of spas and baths to home improvement centers. Results for the Company's international bath products operations approximated the third quarter of fiscal 1995.

The Lighting Products and Systems Operations had sales of $128 million and operating income of $8 million for the quarter ended June 30, 1996, increases of $2 million (1.6%) and $100 million, respectively, from the third quarter of fiscal 1995. Fiscal 1995 results include nonrecurring charges of $98 million to reflect the permanent impairment of goodwill and $2 million to consolidate certain under-utilized facilities. Excluding the nonrecurring charges, operating income approximated that of the third quarter of fiscal 1995. The continued strength of the Company's outdoor lighting subsidiaries, accelerating improvement in its retail lighting subsidiary, cost reductions and reduced goodwill amortization offset weak results in its construction-related lighting business caused by soft market conditions.

INDUSTRIAL GROUP
- ----------------

The Industrial Group had sales of $119 million and operating income of $11 million for the quarter ended June 30, 1996, increases of $9 million (8.2%) and $1 million (10.0%), respectively, from the third quarter of fiscal 1995.

The Automotive Components Operations had sales of $102 million and operating income of $9 million for the quarter ended June 30, 1996, an increase in sales of $10 million (10.9%) and substantially unchanged operating income, respectively, from the third quarter of fiscal 1995. Results of the Company's premium automotive leather business improved over the third quarter of fiscal 1995, which had been negatively effected by the threatened trade sanctions on foreign vehicles containing its products. The plastic and metal automotive components businesses benefitted from cost reductions and manufacturing efficiencies. These improvements were offset by reduced operating income in the Company's powdered metals business which did not have the benefit of gains from rising copper prices as in the prior year period.

The Other Industrial Products Operations had sales of $17 million and operating income of $2 million for the quarter ended June 30, 1996, a decrease in sales of $1 million (5.6%) and an increase in operating income of $1 million (100%), respectively, from the third quarter of fiscal 1995. Favorable polypropylene film sales volume and mix more than offset the adverse impact of the current business downturn in the high technology market which has resulted in reduced orders and margin erosion in sales of leadframes.

INTEREST AND TAXES
- ------------------

Interest expense was $14 million in the three months ended June 30, 1996, a $13 million (48.1%) decrease from the third quarter of fiscal 1995. The decrease reflects lower levels of debt outstanding and lower average interest rates. Prior to the Demerger, outstanding indebtedness was comprised primarily of notes payable to Hanson with interest at fixed rates which were higher than those currently incurred on the Company's bank indebtedness. Interest income totalled $2 million in the three months ended June 30, 1996, unchanged from the comparable period of the third quarter of fiscal 1995.

The provision for income taxes totalled $22 million in the three months ended June 30, 1996 on pre-tax income of $48 million (a 45.8% effective tax rate) as compared to a $10 million provision on pre-tax loss of $97 million in the third quarter of fiscal 1995. The prior year period included nonrecurring charges for the permanent impairment of nondeductible goodwill.

NINE MONTHS ENDED JUNE 30, 1996
COMPARED TO NINE MONTHS ENDED JUNE 30, 1995


INTRODUCTION
- ------------

The Company had sales of $1,678 million and operating income of $158 million for the nine months ended June 30, 1996, increases of $76 million (4.7%) and $136 million, respectively, compared to the same period of fiscal 1995. During the third quarter of fiscal 1995, the Company recorded nonrecurring charges totalling $113 million to write-off permanently impaired goodwill from previous acquisitions and to consolidate certain under-utilized Lighting Products and Systems Operations facilities. Excluding nonrecurring charges, operating income increased $23 million (17.0%) compared to the same period of fiscal 1995.

CONSUMER GROUP
- --------------

The Consumer Group had sales of $734 million and operating income of $86 million for the nine months ended June 30, 1996, increases of $52 million (7.6%) and $30 million, respectively, from the comparable period of fiscal 1995. Fiscal 1995 results include a nonrecurring charge of $13 million to reflect the permanent impairment of previously acquired goodwill, affecting the Recreation and Leisure Operations. Excluding the nonrecurring charge, operating income increased $17 million (24.6%) compared to the same period of fiscal 1995.

The Housewares Operations reported sales of $311 million and operating income of $67 million for the nine months ended June 30, 1996, increases of $49 million (18.7%) and $16 million (31.4%), respectively, from the comparable period of fiscal 1995. Year-to-date, record international sales of vacuum cleaners offset softer market conditions in the United States. International sales afford a higher margin due to differing product mix. The current period has also benefitted from favorable factory cost absorption due to the overall higher production rates as well as higher pricing. The Company's domestic lawn and garden tool operations also performed well relative to prior year due to strong winter and spring tool sales in its principal areas, lower raw material costs, and growth at key accounts which helped to offset softness in the Company's Canadian tool operations.

The Recreation and Leisure Operations had sales of $198 million and operating income of $1 million for the nine months ended June 30, 1996, improvements of $17 million (9.4%) and $18 million, respectively, from the comparable period of fiscal 1995. Fiscal 1995 results include a nonrecurring charge of $13 million to reflect the permanent impairment of previously acquired goodwill of a golf club subsidiary. Excluding the nonrecurring charge, operating income improved $5 million compared to the same period of fiscal 1995. Sales of golf putters (product line acquired

March 1995) and the absence of approximately $1 million in inventory obsolescence charges taken during the comparable period of fiscal 1995 to reflect write-offs of certain obsolete products led to improvement in the Company's golf club business. This was partially offset by the downturn at the Company's toy subsidiary which suffered from poor sales in its current promotional line.

The Footwear Operations had sales of $124 million and operating income of $14 million for the nine months ended June 30, 1996, decreases of $6 million (4.6%) and $2 million (12.5%), respectively, from the comparable period of fiscal 1995. Weak demand for high-margin western boots more than offset cost reductions and steady results in other product lines.

The Textiles Operations had sales of $101 million and operating income of $4 million for the nine months ended June 30, 1996, decreases of $8 million (7.3%) and $2 million (33.3%), respectively, from the comparable period of fiscal 1995. Weak demand for lace, tricot and dyed yarns was the principal cause of the decline. The effect of this was somewhat tempered by the absence of an inventory charge of $1.8 million taken during the comparable period of the prior year.

BUILDING PRODUCTS GROUP
- -----------------------

The Building Products Group had sales of $607 million and operating income of $61 million for the nine months ended June 30, 1996, increases of $34 million (5.9%) and $109 million, respectively, from the comparable period of fiscal 1995. Fiscal 1995 results include nonrecurring charges taken by the Lighting Products and Systems Operations of $98 million to reflect the permanent impairment of goodwill and $2 million to consolidate certain under-utilized facilities. Excluding the nonrecurring charges, operating income increased $9 million (17.3%) compared to the same period of fiscal 1995.

The Bath Products Operations had sales of $234 million and operating income of $37 million for the nine months ended June 30, 1996, increases of $28 million (13.6%) and $3 million (8.8%), respectively, from the comparable period of fiscal 1995. Strong international sales more than offset weaker conditions for domestic spa and bath sales during the first six months of the current fiscal year. However, the third fiscal quarter was a record quarter for the Company's domestic bath operations as shipments and margins improved dramatically.

The Lighting Products and Systems Operations had sales of $373 million and operating income of $24 million for the nine months ended June 30, 1996, increases of $6 million (1.6%) and $106 million, respectively, from the comparable period of fiscal 1995. Fiscal 1995 results include nonrecurring charges of $98 million to reflect the permanent impairment of goodwill and $2 million to consolidate certain under-utilized facilities. Excluding nonrecurring charges, operating income increased $6 million (33.3%) compared to the same period of fiscal 1995. Strong results for the Company's outdoor lighting subsidiaries, cost reductions and reduced goodwill amortization bolstered operating income, excluding nonrecurring charges, despite soft construction market conditions.

INDUSTRIAL GROUP
- ----------------

The Industrial Group had sales of $337 million and operating income of $30 million for the nine months ended June 30, 1996, decreases of $10 million (2.9%) and $4 million (11.8%), respectively, from the comparable period of fiscal 1995.

The Automotive Components Operations had sales of $286 million and operating income of $25 million for the nine months ended June 30, 1996, decreases of $12 million (4.0%) and $6 million (19.4%), respectively, from the comparable period of fiscal 1995. Sales and operating income from the Company's premium automotive leather business declined due to weakness in certain sectors served by the Company and the unfavorable impact of the strike at General Motors. While sales at the Company's powdered metals business increased slightly over the prior year period, operating income decreased as there was no comparable benefit from rising copper prices as in the prior year period. The Company's plastic and metal automotive components businesses produced moderate increases in operating income on slightly lower sales due to cost reductions and manufacturing efficiencies.

The Other Industrial Products Operations had sales of $51 million and operating income of $5 million for the nine months ended June 30, 1996, increases of $2 million (4.1%) and $2 million (66.7%), respectively, from the comparable period of fiscal 1995. Improved sales volume and mix of polypropylene films more than offset weakness in the semi-conductor dependent leadframe market.

INTEREST AND TAXES
- ------------------

Interest expense was $48 million in the nine months ended June 30, 1996, a $26 million (35.1%) decrease from the comparable period of the prior fiscal year. The decrease reflects lower levels of debt outstanding as well as lower average interest rates. Prior to the Demerger, outstanding indebtedness was comprised primarily of notes payable to Hanson with interest of fixed rates which were higher than those currently incurred on the Company's bank indebtedness. Interest income was $6 million in the nine months ended June 30, 1996, a $1 million increase from the comparable period of the prior fiscal year. The increase was attributable to higher average foreign cash balances invested during the current period.

The provision for income taxes totalled $50 million in the nine months ended June 30, 1996 on pre-tax income of $110 million (a 45.5% effective tax rate) as compared to a $28 million provision on pre-tax loss of $55 million in the nine months ended June 30, 1995. The prior year period included nonrecurring charges for the permanent impairment of nondeductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's primary sources of liquidity and capital resources are cash provided from operations, borrowings under the Credit Facility described below and proceeds from sales of non- strategic businesses and assets.

On December 21, 1995, the Company and its subsidiaries entered into the Credit Facility, which consists of a 4 1/2-year secured amortizing term loan facility in the amount of $400 million and a 5- year secured revolving credit facility of $575 million (including a swingline loan facility in an amount of up to $50 million and a letter of credit facility in the amount of up to $75 million). During the first quarter of fiscal 1996 a net-of-tax, noncash, extraordinary charge of approximately $25 million was incurred to write-off unamortized deferred financing costs associated with its previous bank credit facility and to recognize previously deferred losses associated with the interest rate protection agreements which had been designated as hedges of the previous credit agreement.

Proceeds from the sales of net assets held for disposition and cash provided by operations exceeded the cash used to purchase common stock of the Company for treasury and to fund capital expenditures and acquisitions, leading to an overall decrease in outstanding indebtedness. Remaining required amortization under the term loan facility is as follows: $3 million on July 29, 1996; $93 million on June 15, 1998; $93 million on June 15, 1999; and $186 million on June 15, 2000. Amortization payments may be satisfied by borrowing under the revolving credit facility to the extent there is availability thereunder. The term loan facility is subject to certain mandatory prepayments from asset sales which will be applied to the scheduled installments of the term loan on a pro rata basis. The revolving credit facility matures on December 15, 2000.

The Credit Facility places restrictions on, among other things, dividends, liens, acquisitions and additional indebtedness. It also requires compliance with covenants as to minimum net worth and certain other financial ratios. On June 18, 1996, the Credit Facility was amended to increase the amount of permitted investments and unsecured indebtedness of the Company and its subsidiaries.

The interest rates for loans outstanding under the Credit Facility are based on specified spreads over, at the option of the Company, (a) the London interbank offered rate ("LIBOR") or (b) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or the federal funds rate in effect on such day (the "Base Rate"). The spread on LIBOR-based borrowings ranges between 62.5 and 150 basis points and the spread on Base Rate borrowings ranges between zero and 50 basis points. At June 30, 1996 the spreads were 87.5 basis points and zero basis points, respectively, and are adjusted quarterly based on a Consolidated Leverage Ratio specified in the Credit Facility. On August 15, 1996, such spreads will be adjusted to 62.5 basis points and zero basis points, respectively, in accordance with the provisions of the Credit Facility. At June 30, 1996, three-month LIBOR was 5.56% per annum. A commitment fee is payable on a quarterly basis in arrears to the lenders under the Credit Facility on the aggregate unused amount of the revolving credit facility. The commitment fee is adjusted quarterly based on the Consolidated Leverage Ratio, ranges between 15 and 30 basis points per annum and was 20 basis points per annum at June 30, 1996. On August 15, 1996 the commitment fee will be adjusted to 15 basis points. The Company's existing interest rate protection agreements covering an aggregate notional amount of $600 million, $250 million of which expires in September 1996, have been designated as hedges of indebtedness incurred under the Credit Facility.

In addition to the interest rate protection agreements noted above, in May and July 1996, the Company entered into various interest rate protection agreements with several banks to manage its interest rate exposures consistent with the Company's credit facility requirements. The terms of the agreements are as follows:

Notional Amount                Commencement Date         Maturity Date
- ---------------                -----------------         -------------

$150 million                   September 30, 1996        September 30, 1997
$100 million                   May 30, 1997              September 30, 1997
$100 million                   May 30, 1997              May 30, 1998
$100 million                   May 30, 1997              September 30, 1998
$100 million                   September 30, 1997        September 30, 1998


Under the interest rate protection agreements, the Company will receive a floating rate based on three-month LIBOR and will pay a weighted average fixed rate on the various agreements which will range from 6.23% to 6.30% plus a spread on LIBOR, as determined based on the Consolidated Leverage Ratio.

Net cash provided by operating activities was $70 million for the nine months ended June 30, 1996 compared to $60 million for the comparable period of fiscal 1995. Of this, $59 million and $66 million, respectively, were provided by continuing operations.

Net cash provided by investing activities was $168 million for the nine months ended June 30, 1996 compared to net cash used of $58 million for the comparable period of fiscal 1995. The nine months ended June 30, 1996 included proceeds of $224 million from the sale of net assets held for disposition, partially offset by capital expenditures of $34 million and acquisition of companies of $22 million.

Net cash used in financing activities was $245 million for the nine months ended June 30, 1996 compared to net cash provided by financing activities of $37 million for the comparable period of fiscal 1995. The change is attributable to long-term debt and note repayments in excess of new borrowings totalling $203 million and the purchase of $42 million of the Company's common stock for treasury.

During the third quarter of fiscal 1996, the Company recorded a loss on disposal of discontinued operations of $2 million, net of a tax benefit of $1 million, to reduce the carrying value of its equity investment in Ground Round to its estimated realizable value.

At June 30, 1996, the Company had current maturities of long-term debt and short-term notes payable aggregating $6 million as well as $88 million of unused availability under uncommitted short-term lines of credit. The Company also had $300 million of unused credit available under its long-term revolving credit facility at June 30, 1996. The Company believes that cash provided from operations, availability under the unused credit facilities and the net proceeds of further dispositions of non-strategic businesses and assets will provide adequate support for the Company's cash needs for working capital, capital expenditures for existing businesses and future amortization payments under the term loan facility.

Total stockholders' equity increased by $58 million from September 30, 1995 to June 30, 1996 principally due to net income for the nine months ended June 30, 1996, offset by purchases of 2,213,091 of the Company's common shares for treasury at an average price of $18.95 per share for a total cash outlay of approximately $42 million. An odd-lot repurchase program, established to purchase shares from stockholders who owned fewer than 100 shares of common stock, expired on December 1, 1995 and accounted for 683,304 of the shares purchased. An additional share purchase program to allow for purchases of up to $50 million in the aggregate of the Company's common stock, inclusive of purchases made through the odd-lot repurchase program, accounted for the balance of shares purchased. Such purchases may be made from time to time in the open market or through private transactions at prices deemed acceptable by management. As of August 6, 1996, approximately $44 million of the $50 million authorization was utilized.


OUTLOOK
- -------

Overall, the Company's businesses have been performing stronger than expected. Assuming a continuation of this positive trend and current economic conditions, the Company presently anticipates that fiscal 1996 earnings per share from continuing operations will approximate $1.75 per share.

NOTE
- ----

The preceding forward-looking statement represents management's best judgment as to what may occur in the future. However, the Company's actual results for the current and future fiscal periods will depend upon a number of economic, competitive and other factors, some which are outside the Company's control and could cause actual results for these periods to differ materially from those expressed herein.

PART II.          OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits


         10.16(d) First Amendment, dated June 18, 1996, to the Credit Facility dated December 21, 1995 among USI American Holdings, Inc., U.S. Industries, Inc., Various Banks, Bank of America National Trust and Savings Association as Agent and BA Securities Inc. As Arranger.

         27       Financial Data Schedule.




         (b) No reports on Form 8-K were filed during the quarterly period ended June 29, 1996.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   U.S. INDUSTRIES, INC.



Date: August 13, 1996                              /s/ Frank R. Reilly
                                                   -----------------------------
                                                   Frank R. Reilly
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                              U.S. INDUSTRIES, INC.

                                  EXHIBIT INDEX



    10.16(d) First Amendment, dated June 18, 1996, to the Credit Facility dated December 21, 1995 among USI American Holdings, Inc., U.S. Industries, Inc., Various Banks, Bank of America National Trust and Savings Association as Agent and BA Securities Inc. As Arranger.


          27   Financial Data Schedule.