Form 10-K
period 1996-09-28
US INDUSTRIES INC
filed 1996-11-21
CIK 944302

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number 1-13736

                             U.S. INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           22-3369326
         (State or other jurisdiction of                             (I.R.S. employer
          incorporation or organization)                          identification number)

              101 WOOD AVENUE SOUTH
                ISELIN, NEW JERSEY                                        08830
     (Address of principal executive offices)                           (Zip Code)

                                 (908) 767-0700
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

                                                                             NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS                                        ON WHICH REGISTERED
---------------------------------------------------------  ---------------------------------------------------------
         Common Stock, par value $.01 per share                             New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days: Yes /x/ No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 1, 1996 (based on the last reported sale price of such stock on the New York Stock Exchange on such date):
$1,348,564,086

    On November 1, 1996, the registrant had outstanding 50,865,816 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders of the registrant to be held on February 6, 1997 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

      ITEM                                                                                                           PAGE
-----------                                                                                                        ---------


                                                           PART I

             Disclosure Concerning Forward-Looking Statements....................................................          3

        1.   Business............................................................................................          3

        2.   Properties..........................................................................................         14

        3.   Legal Proceedings...................................................................................         15

        4.   Submission of Matters to a Vote of Security Holders.................................................         15

                                                          PART II

        5.   Market for Registrant's Common Equity and Related Shareholder Matters...............................         15

        6.   Selected Financial Data.............................................................................         16

        7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............         17

        8.   Financial Statements and Supplementary Data.........................................................         25

        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................         54

                                                          PART III

       10.   Directors and Executive Officers of the Registrant..................................................         54

       11.   Executive Compensation..............................................................................         54

       12.   Security Ownership of Certain Beneficial Owners and Management......................................         54

       13.   Certain Relationships and Related Transactions......................................................         54

                                                          PART IV

       14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K......................................         55

             Signatures..........................................................................................         58

                                     PART I

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

    All statements, other than statements of historical fact, included in the Letter of the Chairman of the Board and Chief Executive Officer and President included in the Annual Report to Stockholders and in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of the control of the Company, such as consumer spending patterns, availability of and rates for consumer credit, levels of residential and commercial construction, levels of automotive production and changes in raw material costs, along with the other factors noted in this Form 10-K with respect to the Company's businesses.

ITEM 1. BUSINESS

GENERAL

    U.S. Industries, Inc. (with its subsidiaries, the "Company") is engaged in the manufacture and distribution of a broad range of consumer, building and industrial products.

    The Company manages its businesses on a decentralized basis as independent business units, subject to strict financial controls and performance-based management incentives. The Company's long-term strategy is to enhance shareholder value through internal growth, focused on developing its larger businesses with major market positions and better recognized names, and through selective acquisitions. In fiscal 1996, the Company acquired the assets of Keller Industries, Inc. ("Keller") for $37 million to complement the Company's Ames operations and acquired the assets of Haugh's Products Limited ("Haugh's") for $24 million (including the assumption of debt) to complement the Company's Jacuzzi operations. Keller is a leading manufacturer of ladders in the United States, and Haugh's is a leading Canadian manufacturer of above-ground swimming pools and equipment.

    The Company was incorporated in Delaware in February 1995 and has been publicly owned since May 31, 1995, at which time Hanson PLC ("Hanson") paid a dividend to its shareholders consisting of all of the then outstanding shares of the Company's common stock (the "Common Stock"). Regular way trading in the Common Stock commenced on the New York Stock Exchange (the "NYSE") on June 1, 1995. Prior to May 31, 1995, the Company was a wholly-owned subsidiary of Hanson. Certain businesses, assets and liabilities were transferred to the Company by Hanson pursuant to transactions consummated on May 31, 1995 and June 5, 1995 (collectively, the "Demerger"). For additional information concerning the Demerger, see Note 1 to the Consolidated (Combined) Financial Statements.

    In connection with the Demerger, the Company was capitalized with substantial bank debt, totalling $1.4 billion. One of the Company's principal objectives since the Demerger has been to deleverage its balance sheet by disposing of certain non-core businesses and assets. During the period from June 5, 1995 through November 30, 1995, the Company prepaid approximately $500 million of its then outstanding $900 million term loan using the proceeds of dispositions and internally generated funds. In December 1995, the orginal bank credit facility was refinanced and the Company entered into a new bank credit facility with substantially lower borrowing spreads and a longer maturity. The Company has continued to reduce its indebtedness using the proceeds of dispositions and internally generated funds, offset in part by the cost of acquisitions and the purchase of Common Stock for treasury. As of September 30, 1996, the Company had $620 million outstanding under its bank credit facility and $75 million outstanding under its uncommitted short-term lines of credit. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

    The following table summarizes the gross consideration received from the Company's principal dispositions since completion of the Demerger.

                                   GROSS
DATE                           CONSIDERATION                                TRANSACTION
---------------------------  ------------------  -----------------------------------------------------------------
                                (DOLLARS IN
                                 MILLIONS)
FISCAL 1995:

June and August 1995                 44.7        Sale of equity interest in Beazer Homes USA, Inc.
June 1995                             0.8        Sale of equity interest in Richton International Corporation
July 1995                             7.2        Sale of real property in Henderson, Nevada
September 1995                      200.0        Sale of Bear Archery, Inc., Brown Moulding Company, Inc.,
                                                 Halkey-Roberts Corporation, MW Manufacturers, Inc., Teters Floral
                                                 Products, Inc. and Valley Recreation Products, Inc.
September 1995                       33.8        Sale of real property in Mountain View, California and Henderson,
                                                 Nevada

FISCAL 1996:

October 1995                          4.5        Sale of real property and office building in Atlanta, Georgia
October 1995                        159.0        Sale of Office Group America, Inc.
November 1995                        22.5        Sale of assets of Blue Mountain Industries
April 1996                           45.8        Sale of assets of Farberware, Inc.
April and May 1996                    6.3        Sale of assets of Spartus Electronics Corporation
July 1996                             7.9        Sale of assets of Universal Gym Equipment, Inc.
July 1996                             1.8        Sale of assets of Piedmont Moulding Corporation
July and September 1996              10.5        Sale of real property in Henderson, Nevada
August 1996                           5.5        Sale of real property in Ossining, New York
September 1996                        8.5        Sale of assets of Franklin Dyed Yarns
September 1996                        6.9        Sale of assets of Jade Holdings, Inc.

FISCAL 1997:

October 1996                         22.0        Sale of assets of Tubular Textile Machinery business

    The Company also received payment on notes relating to pre-Demeger sales of real estate and businesses totalling $14.7 million in fiscal 1995.

    In the first quarter of fiscal 1996, the Company conducted a program under which stockholders who owned fewer than 100 shares were able to sell their Common Stock to the Company on a commission-free basis. A program permitting the Company to make open market and private purchases of up to $50 million of Common Stock, inclusive of purchases made through the commission free selling program, was conducted in the second quarter of fiscal 1996. In the fourth quarter of fiscal 1996, the Company received authorization from its Board of Directors to purchase an additional $50 million of Common Stock, increasing total authorized purchases to $100 million. As of November 1, 1996, the Company had purchased a total of 2,909,104 shares of Common Stock at a total cost of $60 million.

    References in this Report to a fiscal year are to the applicable fiscal year ended on the Saturday nearest September 30 and reflect a 52-week period. This Report includes trademarks of the Company such as JACUZZI, AMES, RAINBOW, ERTL, KELLER, TOMMY ARMOUR and ODYSSEY, as well as other trade names and product names.

    The Company's principal executive offices are located at 101 Wood Avenue South, Iselin, New Jersey 08830; its telephone number at that address is (908) 767-0700. The Company also has executive offices located at 17 Mount Street, Mayfair W1Y 5RA, London, England; its telephone number at that address is
(011)(44-171) 409-1776.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company's operations are divided into three business segments: the Consumer Group, the Building Products Group and the Industrial Group. See Note 14 to the Consolidated (Combined) Financial Statements.

CONSUMER GROUP

    The Consumer Group includes companies engaged in the manufacture and distribution of products principally used in and around the home (the "Housewares Operations"), products for recreational and leisure use (the "Recreation and Leisure Products Operations"), and footwear, lace and tricot products (the "Footwear and Textiles Operations"). The Consumer Group contributed 42% of the Company's net sales in fiscal 1996, 42% in fiscal 1995 and 43% in fiscal 1994.

    HOUSEWARES OPERATIONS

    The Housewares Operations includes companies engaged in the manufacture and distribution of lawn and garden tools, ladders and vacuum cleaners.

    GARDEN TOOLS AND LADDERS. O. Ames Co., together with related subsidiaries ("Ames"), is a leading manufacturer and distributor of non-powered lawn, garden and industrial hand tools and ladders for professional and residential use. Ames sells its products under the brand names Ames, Eagle, Keller, Garant and, to a lesser extent, various private labels.

    Ames offers products divided into four principal product lines: regular tools (shovels, spades, forks, cutting tools, lawn and garden accessories and garden tools); winter tools (snow shovels, pushers and scoops); wheelbarrows and other wheeled goods; and special tools (primarily folding lightweight entrenching tools produced for the United States Army). In addition, in July 1996, the Company purchased the assets of Keller, the second largest manufacturer of ladders in the United States. Keller manufactures a full range of wood, aluminum and fiberglass ladders for both the residential and commercial markets.

    Ames manufactures and/or assembles its products at its facilities in Parkersburg, West Virginia; Elyria and Cambridge, Ohio; Swainsboro, Georgia; Merced, California; Milford, Virginia; and St. Francois, Canada.

    Ames' sales of tools are primarily concentrated in North America. Sales are seasonal, with a substantial portion made in spring and fall, and thus weather fluctuations can have a short-term impact on results. Ames distributes its products through independent wholesale distributors, mass merchants, home center chains, warehouse home centers and large buying groups including cooperatives. Sales have become increasingly concentrated among mass merchants in recent periods. While Ames' business would be adversely affected by the loss of any major customers, management believes that Ames' relationship with each of them is satisfactory.

    VACUUM CLEANERS. Rexair Inc. ("Rexair") is one of the leading manufacturers of premium vacuum cleaners. Its Rainbow vacuum cleaners collect dirt particles by means of a combination water filtration and separator system rather than the bag used in traditional vacuum cleaners.

    Rexair manufactures and/or packages its products exclusively at its Cadillac, Michigan facility, although certain components (primarily electrical cords and switches) are purchased on a finished basis. Rexair's marketing and administrative functions are located at its facility in Troy, Michigan. Rexair sells the Rainbow and its accessories exclusively to independent authorized distributors.

    Rexair's proportion of international unit sales increased from 46% in fiscal 1995 to 56% in fiscal 1996. In fiscal 1996, Rexair sold its products in over 50 foreign countries and its principal international markets were Poland, Austria, Japan and Italy. As discussed under "International Operations" below, export sales are subject to the usual risks of doing business abroad.

    The direct sales vacuum cleaner industry is mature and competitive with competition based on quality, sales technique, personnel, marketing and distribution approaches. Rexair does not compete on the basis of price with mass-market vacuum cleaners. Sales to consumers are made by distributors and their subdistributors through in-the-home demonstrations typically set up by referrals from other consumers. Substantially all of Rexair's sales to distributors are for cash. However, the Company estimates that approximately 70% of the distributors' and subdistributors' sales to consumers are financed by third parties; thus, Rexair's business could be adversely affected by a decreased availability of consumer credit or increased consumer finance rates.

    RECREATION AND LEISURE PRODUCTS OPERATIONS

    The Recreation and Leisure Products Operations include companies engaged in the manufacture and distribution of collectible toys, model kits and golf equipment.

    COLLECTIBLE TOYS AND MODEL KITS. The Ertl Company, Inc. ("Ertl") manufactures, markets and distributes a variety of agricultural toys, miniature die-cast toys, collectible die-cast replicas and plastic model kits. Ertl's agricultural toys consist primarily of die-cast scale model replicas of tractors and other farm implements for children and adults, and include plastic toy farm playsets sold under the names Farm Country and Big Farm and die-cast metal pedal-powered riding tractors for children. Miniature die-cast toys include die-cast metal products based on licensed characters which are targeted to young children, including Thomas the Tank Engine, and collectible scale cars marketed under the American Muscle brand, as well as die-cast replicas which are targeted to adults. Ertl's model kits are currently marketed under the brand names AMT, Snap Fast and Snap Fast Plus, the latter two lines being targeted for beginners.

    The sale of promotional toys was a significant part of Ertl's business in and prior to fiscal 1996. Due to rapid changes in consumer preferences, even successful promotional toys require heavy advertising expenditures and are generally marketed for only one to three years. Ertl initiated its withdrawal from this volatile market during fiscal 1996 and will complete its withdrawal during fiscal 1997. Ertl plans to focus its efforts during fiscal 1997 on its more stable, traditional product lines.

    Ertl's products are sold principally in the United States to toy retailers and discount stores, such as Toys "R" Us and Wal-Mart. Agricultural toys are also sold to original equipment manufacturers, such as John Deere and J.I. Case, whose dealers resell them in dealer showrooms. Model kits are sold to mass merchants, independent toy and hobby shops and to hobby distributors. Ertl Collectibles consist of products which are customized for, and generally sold directly to companies, for promotional purposes, or decorated with well-known logos such as those of professional sports franchises, universities and major corporations and sold directly to retailers. Sales to John Deere, Toys "R" Us and Wal-Mart collectively accounted for approximately 28% of Ertl's fiscal 1996 sales.

    The toy industry, in general, and Ertl, in particular, experiences significant seasonal fluctuations in results due to the heavy demand for toys during the Christmas season. In recent years this seasonality was accentuated by the prominence of promotional toys; however, due to Ertl's continuing withdrawal from this market, the seasonal impact is expected to be slightly less pronounced in future periods. During each of the last three fiscal years, over 60% of Ertl's net sales and over 70% of its operating income have been realized during its first and fourth fiscal quarters.

    In fiscal 1996, Ertl manufactured approximately 58% of its products at its facilities in Dyersville, Iowa, and Tijuana, Mexico, and relied on affiliated and unaffiliated parties in the Far East, principally in the People's Republic of China ("China") and Macau, to manufacture the balance. A substantial portion of its miniature die-cast and other products are manufactured by contract manufacturers located in China and Macau. During fiscal 1996, Ertl transferred production of its model kits and certain die-cast products from its Dyersville facility to its Tijuana facility. As discussed under "International Operations" below, foreign manufacturing and sourcing is subject to certain risks.

    A substantial amount of Ertl's products are manufactured under licenses. Many are with original equipment vehicle manufacturers and permit Ertl to manufacture and market die-cast replicas, as well as model kits, of the vehicles and to use the brand and model names of the original equipment manufacturer. These licenses may also permit the use of the manufacturer's name or trademark on non-replica products, such as coin banks. These license agreements generally are non-exclusive and have terms of one to five years. These license agreements often require advances or guaranteed minimum royalties and, in certain cases, the license agreements are terminable at will by the licensors.

    GOLF EQUIPMENT. Tommy Armour Golf Company ("Tommy Armour") manufactures and distributes a full line of men's and women's golf clubs, including its "Ti 100" line of oversized titanium irons, which it introduced in August 1996. Odyssey Sports, Inc. ("Odyssey") manufacturers and distributes a line of specialty putters and wedges targeted to the high-end market under the Odyssey brand name.

    Tommy Armour and Odyssey products are sold primarily in the United States through both off-course golf speciality outlets and golf pro-shops. Tommy Armour also has operations in Canada and Scotland. In Scotland, products are assembled and distributed for the United Kingdom and other European Union markets. In other international areas, Tommy Armour sells through distributors and licensees. In Canada, products are distributed through a wholly-owned subsidiary. The primary shipping season for golf equipment is March through June, and sales during these months generally represent over 50% of the annual total.

    Golf clubs are produced at Tommy Armour's Morton Grove, Illinois facility using clubheads, shafts and grips supplied by independent vendors. Research and engineering and Odyssey marketing are conducted in Carlsbad, California.

    FOOTWEAR AND TEXTILES OPERATIONS

    The Footwear and Textiles Operations consist of companies engaged in the manufacture, marketing and distribution of western, work, safety, outdoor and children's footwear as well as lace and tricot products.

    Georgia Boot Inc. ("Georgia Boot") markets and distributes work, hiking, hunting and western boots under the brand names Georgia Boot, Northlake and Durango. Under the name Georgia Industrial, Georgia Boot markets a line of protective footwear for various workplace environments. Boots and shoes sold under the Northlake brand are marketed to the outdoor/sport consumer through independent retailers and outdoor specialty stores. The Durango brand serves the western work boot market, as well as the consumer desiring western-influenced fashion footwear. Durango boots are sold at moderate price points and distributed through farm and western stores, truck stops, shoe stores, department stores and independent dealers. Georgia Boot's facilities in Franklin, Tennessee house its sales, administration and distribution functions.

    Lehigh Safety Shoe Company ("Lehigh") markets and distributes a full line of protective safety shoes that are generally purchased by industrial companies for their employees. Lehigh distributes its products primarily through a network of company-owned and independent shoe centers, often located near industrial sites, and shoe-mobiles which visit industrial locations. A portion of Lehigh's sales are derived from direct mail and telemarketing efforts.

    Trimfoot Co. ("Trimfoot") is a manufacturer, importer and marketer of footwear products for infants and children. Trimfoot products are distributed through major department stores, mass merchants and discount chains in the United States.

    Native Textiles manufactures lace and tricot products. Sales are made to bra, lingerie and active sportswear manufacturers primarily in the United States.

BUILDING PRODUCTS GROUP

    The Building Products Group includes companies engaged in the manufacture and distribution of bath products (the "Bath Products Operations") and indoor and outdoor lighting products (the "Lighting Products and Systems Operations"). The Building Products Group contributed 38% of the Company's net sales in fiscal 1996, 37% in fiscal 1995, and 35% in fiscal 1994.

    BATH PRODUCTS OPERATIONS

    Jacuzzi Inc., together with related subsidiaries ("Jacuzzi"), is one of the leading worldwide manufacturers and distributors of whirlpool bath products, spas, shower systems and non-jetted baths. Jacuzzi also manufactures and distributes swimming pool equipment and water systems products. In fiscal 1996, whirlpool bath products, spas, shower systems and non-jetted baths accounted for 79% of Jacuzzi's total sales, with swimming pool equipment and water systems accounting for the remainder of its total sales.

    Jacuzzi's whirlpool bath products are offered in three distinct lines: the Designer Series, serving the top-end of the highly stylized luxury segment of the market; the Builder Group, serving the mass residential and commercial construction and home centers segment; and the Asteria Line, providing a more basic private label product. Jacuzzi's products include a complete range of sizes and shapes of non-jetted bath tubs, a variety of faucets and valves, and a complete line of shower pans. Jacuzzi manufactures a variety of portable spas for specialized dealers and home centers. Jacuzzi's shower products include the J-Dream and J-Shower Tower/Bath combination family of shower systems which are self-contained systems combining hydrotherapy, steam and other amenities.

    In April 1996, Jacuzzi purchased Haugh's Products Limited ("Haugh's"), a leading Canadian manufacturer of above-ground swimming pools and equipment. Jacuzzi also produces a complete line of pumps, filtration systems, pool equipment systems and other parts for residential and commercial swimming pool applications. Jacuzzi's water systems products include irrigation systems, as well as submersible, centrifugal and jet water pumps.

    Jacuzzi's whirlpool bath, spa and shower product lines are sold to wholesale distributors (which sell to plumbers, remodelers, builders, and retailers) and to home centers. Jacuzzi's swimming pool equipment and water systems product lines are sold to original equipment manufacturers, builders, retailers and wholesale distributors, who sell to pool builders, retailers, contractors, well drillers and service companies.

    International markets, including Europe, South America, the Middle East and the Pacific Rim, accounted for approximately 46% of Jacuzzi's fiscal 1996 sales. Jacuzzi Europe, located in Pordenone, Italy, produces a full range of whirlpool and non-jetted baths, shower systems, water system products and swimming pool equipment for the European market. Jacuzzi Europe is a leader in whirlpool products in the Italian market and holds a large market share in Spain, France and Sweden. Jacuzzi also has manufacturing and distribution affiliates in Brazil, Chile and Canada. Jacuzzi intends to commence operations at a new facility located in Singapore during fiscal 1997 to provide products specifically designed for the Asian markets.

    LIGHTING PRODUCTS AND SYSTEMS OPERATIONS

    The Lighting Products and Systems Operations is one of North America's leading manufacturers of indoor and outdoor lighting fixtures and lighting controls. Its products are sold to the commercial, industrial, institutional and residential markets in the United States and Canada. During fiscal 1996, sales of commercial and residential products accounted for approximately 80% and 20%, respectively, of the total revenues of the Lighting Products and Systems Operations.

    Outdoor lighting products are sold under the Kim, Spaulding, Moldcast and Architectural Area Lighting names, and include street, area, parking garage and landscape lighting products, as well as floodlights. The majority of sales of outdoor lighting products are made to electrical distributors, with the remainder to national accounts and utility companies. National accounts include service stations, automobile dealerships and fast food restaurants. Sales of outdoor lighting products are seasonal to a minor degree, with inclement weather affecting outdoor installation.

    Indoor commercial/industrial grade lighting products are sold under the Columbia and Prescolite names and include standard and custom designed parabolic-type and other fluorescent lighting fixtures, incandescent and high intensity discharge lighting fixtures and lighting controls. The majority of sales are made through electrical distributors, with the remainder to national accounts and home centers.

    Residential lighting products are sold under the Progress name and include chandeliers, hall and foyer sconces, pendants, bath and vanity, ceiling, fluorescent, under-cabinet, track, and outdoor and landscape lighting. Residential lighting products are sold principally in the United States and Canada to lighting showrooms and electrical distributors, who in turn, sell to builders, electrical contractors and consumers, however; sales to home centers are becoming a more important portion of this business. Sales of residential lighting products are seasonal to a degree, with inclement weather affecting residential construction.

INDUSTRIAL GROUP

    The Industrial Group includes companies engaged in the manufacture of a variety of products for United States and foreign automotive manufacturers (the "Automotive Components Operations") and other industrial products (the "Other Industrial Products"). The Industrial Group contributed 20% of the Company's net sales in fiscal 1996, 21% in fiscal 1995, and 22% in fiscal 1994.

    AUTOMOTIVE COMPONENTS OPERATIONS

    The Automotive Components Operations includes companies engaged in the manufacture and distribution of automotive leather, speciality metal products, metal automotive components and plastic automotive components.

    AUTOMOTIVE LEATHER. Garden State Tanning, Inc. ("Garden State Tanning") is a leading U.S. manufacturer of high quality leather for installation as automotive seating and trim. It historically has been the most significant contributor to the Automotive Component Operations' net sales (contributing approximately 48% in fiscal 1996). Garden State Tanning produces precision cut "sets" that are shipped to automotive industry customers' facilities where they are sewn and attached to automobile seats and other vehicle parts. Specifications for automotive leather are more demanding than those for other leather products requiring, for example, that automotive leather remain durable, supple and color-fast when subjected to extreme temperature ranges. Hides comprise approximately one-half of Garden State Tanning's finished leather costs. Over two-thirds of the hides used in the production of finished leather are purchased from one supplier.

    Approximately 91% of Garden State Tanning's total sales of finished leather in fiscal year 1996 were to automotive original equipment manufacturers ("OEMs") and their suppliers. Toyota, General Motors, Ford, BMW and Honda collectively accounted for approximately 85% of its total sales in fiscal 1996.

    SPECIALTY METAL PRODUCTS. SCM Metal Products, Inc. ("SCM Metals") produces specialty ferrous and non-ferrous powders, copper oxides, solder pastes, electrolytic iron and other specialty materials. The materials are sold globally to manufacturers for end uses in over 40 different industries, the largest of which is the automotive industry, with such applications approximating 50% of SCM Metals' total sales. SCM Metals produces a diverse product mix useful in various other industries, including the compacting, friction, antifouling paint and silane catalyst markets. SCM Metals' copper manufacturing process depends upon continued purchase of high purity copper scrap. Although the price of copper historically has been volatile, it is normally available from many sources. SCM Metals has, to date, been able to pass through raw material cost increases to customers. SCM Metals is dependent upon an outside extruder for processing of its patented GlidCop powder into rods and other extruded products.

    METAL AUTOMOTIVE COMPONENTS. Huron Inc. ("Huron") manufactures a number of different metal products used in various automobile systems including screw machine parts, tubular assemblies, dowels, fittings, shafts and air conditioning and fuel manifolds. Huron supplies its precision metal products to domestic automotive OEMs, foreign automobile manufacturers with United States assembly plants and their suppliers located in North America and Europe.

    PLASTIC AUTOMOTIVE COMPONENTS. Leon Plastics, Inc. ("Leon Plastics") manufactures molded plastic parts and assemblies for automotive interiors, including plastic interior sidewall, console and instrument panel trim components such as armrests, assist handles, cupholders, glove box doors and large interior trim panels. Leon Plastics also manufactures complete interior assemblies, which include armrests, pull straps and other plastic components. Leon Plastics distributes its products directly to automotive assembly plants and automotive interior trim manufacturers. Automotive OEMs are pursuing a strategy of reducing their supply base by having their largest suppliers assume the responsibility of design and engineering and managing relationships with the smaller automotive suppliers. Leon Plastics is responding to this trend by establishing appropriate relationships with other suppliers.

    OTHER INDUSTRIAL PRODUCTS

    Jade Technologies Singapore Pte. Ltd. ("Jade Singapore") is primarily engaged in the assembly of leadframes for the electronics industry.

    QPF, Inc. ("QPF") manufactures bi-axially oriented polypropylene film, primarily for use in the packaging industry. In November 1996, the Company entered into an agreement to sell certain assets of QPF. Although the Company has received a deposit from the prospective purchaser, closing is subject to resolution of the contingencies set forth in the asset purchase agreement.

DISCONTINUED OPERATIONS AWAITING DISPOSITION

    Bearing Inspection, Inc. ("Bearing") overhauls and reconditions aircraft engine bearings.

    The Company owns approximately 33% of the outstanding common stock of Ground Round Restaurants, Inc. ("Ground Round") which is traded on The Nasdaq Stock Market under the symbol "GRXR". Ground Round operates and franchises restaurants in the United States, serving moderately-priced food designed to appeal to the family market. Two designees of the Company serve on Ground Round's seven member Board of Directors. The Company designated this investment as a discontinued operation during the third quarter of fiscal 1996 as it intends to dispose of the investment within one year.

COMPETITION

    Many of the industries in which the Company operates are mature and highly competitive. The Company's businesses generally compete on the basis of brand identification, quality, price, marketing and distribution approaches. In some industries, some of the Company's competitors have greater market share or product availability in a given market or have greater financial resources than the Company.

INVESTMENT

    In July 1996, the Company joined a consortium of companies which acquired an equity interest in All Pantronic Holdings, Limited ("All Pantronic"), a limited liability company incorporated in Bermuda and listed on the Stock Exchange of Hong Kong. All Pantronic manufactures voltage converters and other electronic components. The Company's investment of approximately $11 million results in beneficial ownership of 19.9% of All Pantronic. The ability of the Company and such consortium to vote their interest in All Pantronic is limited pursuant to the terms of certain voting agreements. In November 1996, All Pantronic changed its name to United Pacific Industries Limited.

REAL ESTATE

    The Company carries out land planning, development and management of properties both for its sole benefit and in joint ventures with others through its wholly-owned subsidiary, USI Properties, Inc. ("USI Properties"). USI Properties holds and is responsible for the development, management and disposition of development and surplus properties located throughout the United States. Since the Demerger, the Company has received net cash consideration totalling $83 million from real estate-related transactions.

INTERNATIONAL OPERATIONS

    A number of the Company's businesses generate revenue from exports (i.e., U.S. dollar-denominated sales outside the United States by domestic operations) and/or revenue from operations conducted outside the United States. Export sales amounted to approximately 14%, 13%, and 12% of total revenues in fiscal 1996, 1995 and 1994, respectively, principally reflecting sales by Rexair to foreign distributors of Rainbow products in numerous countries, including primarily Poland, Austria, Japan and Italy as well as sales by Garden State Tanning to Japanese automobile manufacturers. Revenue from the Company's foreign operations amounted to approximately 10%, 9% and 8% of total revenues in fiscal 1996, 1995 and 1994, respectively, principally reflecting the operations of affiliates of Jacuzzi in Italy and Brazil. Identifiable assets of the Company's foreign operations represented approximately 11% and 10% of total identifiable assets at September 30, 1996 and 1995, respectively, principally reflecting the assets of Jacuzzi affiliates. In addition, Ertl obtains a significant amount of finished goods from unaffiliated suppliers in the Far East, particularly China and Macau, and has a manufacturing facility in Mexico.

    The Company's export sales and foreign manufacturing and sourcing are subject to certain risks including currency fluctuation, transportation delays, political and economic instability, restrictions on the transfer of funds, the imposition of duties, tariffs and import and export controls, and changes in governmental policies. In particular, if China lost the "Most Favored Nation" status currently accorded to it by the United States or if the United States Trade Representative imposed retaliatory trade sanctions on China, the cost of imports from China could increase significantly.

EMPLOYEES

    At September 30, 1996, the Company had approximately 16,700 employees (excluding employees of companies in which the Company holds equity interests). Approximately 45% of such employees were represented by unions. The Company believes that the relations of its operating subsidiaries with employees and unions are generally good.

GOVERNMENTAL REGULATION

    The Company's operating units are subject to numerous federal, state and local laws and regulations concerning such matters as zoning, health and safety and protection of the environment. The Company believes that its operating units are currently operating in substantial compliance with, or under approved variances from, various federal, state and local laws and regulations.

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

The Company does not believe that any of these proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

    A number of present and former operating units of the Company have been named as Potentially Responsible Parties ("PRPs") at 13 off-site disposal sites under CERCLA or comparable state statutes in a number of federal and state proceedings. In each of these matters the operating unit of the Company is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner. Under CERCLA and other similar statutes, any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean-up, remediation and response costs required for such site in the event the site is not properly closed by its owner or operator, irrespective of the amount of waste which the generator sent to the site. The Company does not believe that any of these proceedings will have a material adverse effect on its financial condition, results of operations, or cash flows.

    From time to time, the Company may receive notices of violation or may be denied its applications for certain licenses or permits on the basis that the practices of the operating unit are not consistent with regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. During fiscal 1996, Leon Plastics settled an enforcement action brought by the Michigan Department of Natural Resources -- Air Quality Division which had alleged non-compliance with an air permit by paying a penalty of $95,000 plus a $5,000 supplemental donation. The Company believes that its operating units, including this Michigan facility, should be able to achieve compliance with the applicable regulations and ordinances in a manner which should not have a material adverse effect on its financial condition, results of operations or cash flows.

    The Company's subsidiaries have made significant capital and maintenance expenditures over time in order to comply with zoning, water, air and solid and hazardous waste regulations. While the amount of expenditures in future years will depend on legal and technological developments which cannot be predicted at this time, these expenditures may progressively increase if regulations become more stringent. Future costs for compliance cannot be predicted with precision and there can be no certainty with respect to any costs the Company may be forced to incur in connection with historical on-site or off-site waste disposal. Laws and regulations protecting the environment may in certain circumstances impose "strict liability", rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.

    At September 30, 1996, the Company had accrued approximately $15 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability which is reasonable for such matters is between approximately $7 million and $18 million. The Company cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions, particularly with respect to environmental standards, will require material capital expenditures or otherwise affect its financial condition, results of operation or cash flow in a materially adverse manner or whether its operating units will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

PATENTS AND TRADEMARKS

    The Company's subsidiaries have numerous United States and foreign patents, patent applications, registered trademarks and trade names, and licenses with regard thereto, that relate to various businesses. The Company believes that certain of the trademarks and trade names, some of which are mentioned above, are of material importance to the businesses to which they relate and may be of material importance to the Company as a whole, including Ames, Jacuzzi, Keller, Haugh's, Rainbow, Tommy Armour, Odyssey, Ertl, Georgia Boot, Durango, Lehigh, Prescolite and Columbia.

LITIGATION

    The Company and its subsidiaries are parties to legal proceedings, including product liability claims that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company's financial position, results of operations or cash flows. For a discussion of matters involving environmental laws and regulations, see "Governmental Regulation".

EXECUTIVE OFFICERS

    At September 30, 1996, the executive officers of the Company were as follows:

NAME                                                                             POSITIONS
--------------------------------------------------------  --------------------------------------------------------

David H. Clarke.........................................  Chairman of the Board and Chief Executive Officer

John G. Raos............................................  President, Chief Operating Officer and Director

Frank R. Reilly.........................................  Senior Vice President, Chief Financial Officer and
                                                          Director

Christian R. Guntner....................................  Senior Vice President--Corporate Development

George H. MacLean.......................................  Senior Vice President, General Counsel and Secretary

John A. Mistretta.......................................  Group Vice President

John S. Oldford.........................................  Group Vice President

Robert M. Brier.........................................  Vice President--Finance and Treasurer

Richard A. Buccarelli...................................  Vice President--Properties

Diana E. Burton.........................................  Vice President--Investor Relations

James O'Leary...........................................  Vice President--Corporate Controller

Dorothy Sander..........................................  Vice President--Administration

    David H. Clarke, 55, has served as Chairman of the Board and Chief Executive Officer of the Company since the Demerger. Mr. Clarke was Vice Chairman of Hanson from 1993 until the Demerger, Deputy Chairman and Chief Executive Officer of Hanson Industries, the U.S. arm of Hanson, from 1992 until the Demerger and a Director of Hanson from 1989 until May 1996. Prior to 1992, Mr. Clarke served as President of Hanson Industries. Mr. Clarke is a director of Fiduciary Trust International, a public company engaged in investment management and administration of assets for individuals, and serves on the National Advisory Board of The Chase Manhattan Bank.

    John G. Raos, 47, has served as President and Chief Operating Officer and a Director of the Company since the Demerger. Mr. Raos was President and Chief Operating Officer of Hanson Industries from 1992 until the Demerger and a Director of Hanson from 1989 until the Demerger. Prior to 1992, he was Senior Vice President-Operations of Hanson Industries.

    Frank R. Reilly, 39, has served as Senior Vice President and Chief Financial Officer and a Director of the Company since the Demerger. Mr. Reilly served as an independent consultant to Hanson Industries from January 1995 to February 1995 and became an employee of a Hanson subsidiary in March 1995. He was Vice President and Chief Financial Officer of Marine Harvest International, Inc. ("Marine Harvest"), a public company engaged in aquaculture, from January 1993 until its acquisition by Booker plc in

November 1994. He served as Director--Acquisitions of Hanson Industries from 1990 to 1992, having joined Hanson Industries in 1988 as Assistant Treasurer.

    Christian R. Guntner, 42, has served as Senior Vice President--Corporate Development of the Company since the Demerger. Mr. Guntner served as Executive Vice President--Corporate Development and Chief Operating Officer of Publicker Industries, Inc., a U.S. public company engaged in manufacturing and services, from July 1990 to March 1995. He was an employee of a Hanson subsidiary from March 1995 until the Demerger. Mr. Guntner is a Director of Ground Round.

    George H. MacLean, 61, has served as Senior Vice President, General Counsel and Secretary of the Company since the Demerger. Mr. MacLean served as Vice President and Associate General Counsel of Hanson Industries from 1991 until the Demerger.

    John A. Mistretta, 50, has served as a Group Vice President of the Company since the Demerger. Mr. Mistretta served as Chairman and Chief Executive Officer of Marine Harvest from October 1992 until its acquisition in November 1994. For the balance of the past five years, Mr. Mistretta served as Chairman of the Recreation and Leisure Group of Hanson Industries. Mr. Mistretta is a Director of Ground Round.

    John S. Oldford, 53, has served as a Group Vice President of the Company since the Demerger. Mr. Oldford served as Group Vice President of the Chemicals and Automotive Group of Hanson Industries from April 1992 until the Demerger. Mr. Oldford was Chairman of the Automotive and Industrial Group of Hanson Industries from March 1991 to April 1992.

    Robert M. Brier, 37, has served as Vice President--Finance and Treasurer of the Company since the Demerger. Mr. Brier served as Vice President--Finance of Hanson Industries from June 1994 until the Demerger. He was Treasurer of Hanson Industries from August 1992 until June 1994 and Director of Investor Relations of Hanson Industries from April 1991 to August 1992.

    Richard A. Buccarelli, 41, has served as Vice President-Properties of the Company and President of USI Properties, Inc. since the Demerger. Mr. Buccarelli served as President of Hanson Properties North America from January 1992 until the Demerger. For the balance of the past five years, he was Assistant General Counsel of Hanson Industries.

    Diana E. Burton, 51, has served as Vice President--Investor Relations of the Company since the Demerger. Ms. Burton served as a consultant to Hanson Industries from January 1995 through February 1995, when she became an employee of a Hanson subsidiary. She was Vice President of Marine Harvest, with principal responsibility for administration and investor relations, from September 1991 until its acquisition in November 1994.

    James O'Leary, 33, has served as Corporate Controller of the Company since the Demerger and as Vice President since January 1996. Mr. O'Leary served as Group Controller for certain consumer, industrial and building products businesses of Hanson Industries from September 1994 until the Demerger. From May 1993 to September 1994, he served as Assistant Corporate Controller and Director of Financial Analysis and Reporting for Hanson Industries. For the balance of the past five years, he was employed by Deloitte & Touche LLP as an Audit Manager.

    Dorothy E. Sander, 43, has served as Vice President--Administration of the Company since the Demerger. Ms. Sander served as Vice President--Administration and Benefits of Hanson Industries from 1991 until the Demerger and as an Associate Director of Hanson from 1993 until the Demerger. She is a member of the Advisory Council of the Prudential Insurance Company.

ITEM 2. PROPERTIES

    The Company's operating subsidiaries own 60 and lease 113 properties, none of which is considered to have a value that is significant in relation to the Company's assets as a whole. The Company believes that its properties are well maintained and are in good operating condition. The properties are deemed to be suitable and adequate for the Company's present needs. The Company believes that it has sufficient capacity available at most of its production facilities to satisfy production requirements without substantial capital expenditures at the present and into the forseeable future. For information concerning the Company's real estate assets not used by its operating units, see "Business--Real Estate."

ITEM 3. LEGAL PROCEEDINGS

    Certain of the Company's subsidiaries are defendants in a number of pending legal proceedings that are considered to be ordinary, routine litigation incidental to the business of present and former operations. The Company does not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect upon its financial condition, results of operations or cash flow.

    For information concerning environmental proceedings, see
"Business--Governmental Regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       SHAREHOLDER MATTERS

    (a) Market Information.

    The Common Stock of the Company is traded on the NYSE under the symbol USI. The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of Common Stock as reported by the NYSE. Regular-way trading in the Common Stock commenced on the NYSE on June 1, 1995.

                                                                                      FISCAL 1996           FISCAL 1995
                                                                                  --------------------  --------------------
                                                                                    HIGH        LOW       HIGH        LOW
                                                                                  ---------  ---------  ---------  ---------
First Quarter...................................................................  $  18 3/8  $  14 3/4     --         --
Second Quarter..................................................................  $  20 3/4  $  17 3/8     --         --
Third Quarter...................................................................  $  24 1/2  $  20 3/8  $      15  $  13 1/8
Fourth Quarter..................................................................  $  27 1/4  $  21 3/4  $  15 7/8  $      14

    (b) Holders.

    As of November 1, 1996, there were approximately 40,200 record holders of Common Stock. The closing price per share of Common Stock as reported by the NYSE on such date was $27 3/8.

    (c) Dividends.

    The Company has not paid any dividends and does not anticipate paying dividends in the foreseeable future, and the Company's Credit Facility restricts the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". Any future payment of dividends will depend on applicable contractual restrictions, as well as the financial condition, capital requirements and earnings of the Company and other factors that the Company's Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth summary consolidated (combined) financial information for the fiscal years and as of the dates indicated:

                                                                          (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                                                   -----------------------------------------------------
                                                                     1996      1995(1)     1994       1993       1992
                                                                   ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA:
Net sales........................................................  $   2,233  $   2,094  $   2,015  $   1,815  $   1,726
Operating income (loss)..........................................        228         80        193        154        143
Income (loss) from continuing operations.........................         95        (67)        45         25         28
Net income (loss)................................................        133        (89)        78         61         52
Income from continuing operations per share......................       1.81         --         --         --         --

Net income per share.............................................       2.54         --         --         --         --
Pro forma income (loss) from continuing operations(2)............         --        (76)        49         --         --
Pro forma net income (loss) (2)..................................         --        (99)        82         --         --
Pro forma income (loss) from continuing operations per
  share(2).......................................................         --      (1.42)      0.91         --         --
Pro forma net income (loss) per common share (2).................         --      (1.84)      1.53         --         --

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents........................................  $      45  $      51  $      28  $      27  $      45
Working capital..................................................        511        478        952      1,097        981
Net assets held for disposition..................................         26        194        454        635        493
Total assets.....................................................      1,821      1,867      2,226      2,288      2,134
Long-term debt (3)...............................................        717        832        985        985        999
Stockholders' equity/Invested capital............................        527        412        803        902        768

------------------------

(1) During fiscal 1995, subsequent to the Demerger, the Company's management conducted a comprehensive review of its accounting policies in light of its current financial position and separate public company status. As a result, as discussed below, the Company changed its accounting policy related to evaluating goodwill impairment during the third quarter of fiscal 1995. The changes affect comparability between fiscal 1995 and previous fiscal years.

    The Company adopted the fair value method of evaluating the recoverability of goodwill and measuring for permanent impairment. This change resulted in charges of $98 million to the Building Products Group's Lighting Products and Systems Operations and $13 million to the Consumer Group's Recreation and Leisure Products Operations in fiscal 1995. These permanent impairments to goodwill were associated with the original acquisitions of the Company's commercial and consumer lighting products and golf club businesses and result in reduced goodwill amortization expense prospectively. Prior periods have not been restated to reflect this change in accounting methodology. See
    Note 11 to the Consolidated (Combined) Financial Statements. Additionally, fiscal 1995 operating income includes charges of $2 million associated with the closing of underutilized facilities of the Lighting Products and Systems Operations. See Note 12 to the Consolidated (Combined) Financial Statements.

(2) Prior to fiscal 1996, earnings per share information excludes historical net income per share calculated in accordance with Accounting Principles Board Opinion No. 15, "Earnings per share" ("APB 15"), as such information is not indicative of the Company's continuing capital structure. Pro forma net income (loss) and pro forma net income (loss) per share are calculated as if
    (a) the Demerger had been consummated at the beginning of the periods presented; (b) the changes in the Company's capital structure contemplated by the Demerger, including the utilization of the credit facility entered into at the date of Demerger, had occurred on such date; (c) the Company had incurred certain general and administrative corporate costs in place of previously allocated management fees; and (d) compensation expense related to the restricted stock grants had been incurred for a full year. See Notes 1, 5 and to the Consolidated (Combined) Financial Statements.

(3) Amounts in fiscal 1994, 1993 and 1992 primarily represent notes payable to Hanson.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's operations are grouped into three segments: Consumer, Building Products and Industrial. The results of all operations sold or classified as held for disposition are excluded from the table and discussion below. See Note 4 to the Consolidated (Combined) Financial Statements.

                                                                                                (IN MILLIONS)
                                                                                              FISCAL YEAR ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
NET SALES
Consumer Group
  Housewares.........................................................................  $     411  $     342  $     318
  Recreation and Leisure Products....................................................        284        269        282
  Footwear and Textiles..............................................................        240        261        269
                                                                                       ---------  ---------  ---------
                                                                                             935        872        869
                                                                                       ---------  ---------  ---------
Building Products Group
  Bath Products......................................................................        332        283        261
  Lighting Products and Systems......................................................        508        492        446
                                                                                       ---------  ---------  ---------
                                                                                             840        775        707
                                                                                       ---------  ---------  ---------
Industrial Group
  Automotive Components..............................................................        390        380        383
  Other Industrial Products..........................................................         68         67         56
                                                                                       ---------  ---------  ---------
                                                                                             458        447        439
                                                                                       ---------  ---------  ---------
      TOTAL NET SALES................................................................  $   2,233  $   2,094  $   2,015
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
OPERATING INCOME (LOSS)
Consumer Group
  Housewares.........................................................................  $      88  $      67  $      63
  Recreation and Leisure Products....................................................          8         (2)        35
  Footwear and Textiles..............................................................         24         25         26
                                                                                       ---------  ---------  ---------
                                                                                             120         90        124
                                                                                       ---------  ---------  ---------
Building Products Group
  Bath Products......................................................................         55         49         42
  Lighting Products and Systems......................................................         36        (74)        14
                                                                                       ---------  ---------  ---------
                                                                                              91        (25)        56
                                                                                       ---------  ---------  ---------
Industrial Group
  Automotive Components..............................................................         38         37         39
  Other Industrial Products..........................................................          6          5          2
                                                                                       ---------  ---------  ---------
                                                                                              44         42         41
                                                                                       ---------  ---------  ---------
Total Operating Income before corporate expenses
  and management fees................................................................        255        107        221
Corporate expenses and management fees...............................................        (27)       (27)       (28)
                                                                                       ---------  ---------  ---------
      TOTAL OPERATING INCOME.........................................................  $     228  $      80  $     193
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

(1) In fiscal 1995, the Company adopted a new method of evaluating the recoverability of goodwill and measuring for permanent impairment. This change resulted in a charge of $98 million to the Building Product Group's Lighting Products and Systems Operations and a charge of $13 million to the Consumer Group's Recreation and Leisure Products Operations. See Note 11 to the Consolidated (Combined) Financial Statements. Additionally, fiscal 1995 operating income includes charges of $2 million associated with the closing of underutilized facilities of the Lighting Products and Systems Operations. See Note 12 to the Consolidated (Combined) Financial Statements.

FISCAL 1996 COMPARED TO FISCAL 1995

    The Company had sales of $2,233 million and operating income of $228 million in fiscal 1996, increases of $139 million (6.6%) and $148 million (185.0%), respectively, from fiscal 1995. During the third quarter of fiscal 1995, the Company recorded non-recurring charges totalling $113 million to write-off permanently impaired goodwill from previous acquisitions and to consolidate certain underutilized Lighting Products and Systems Operations facilities. Excluding non-recurring charges, operating income increased $35 million (18.1%) compared to fiscal 1995.

    CONSUMER GROUP

    The Consumer Group had sales of $935 million and operating income of $120 million in fiscal 1996, increases of $63 million (7.2%) and $30 million (33.3%), respectively, compared to fiscal 1995. Fiscal 1995 results include a non-recurring charge of $13 million to reflect the permanent impairment of previously acquired goodwill affecting the Recreation and Leisure Products Operations. Excluding the non-recurring charge, operating income increased $17 million (16.5%) from fiscal 1995.

    The Housewares Operations had sales of $411 million and operating income of $88 million, increases of $69 million (20.2%) and $21 million (31.3%), respectively, from fiscal 1995. Higher-margin international sales of vacuum cleaners increased dramatically compared to fiscal 1995, offsetting weaker domestic sales. The current year also benefitted from favorable factory cost absorption due to overall higher production rates as well as from higher pricing. The Company's domestic garden tool operations also performed well relative to the prior year, more than offsetting weak results at its Canadian operation. The improvement resulted from strong spring tool sales, successful product introductions, lower raw material costs, favorable weather conditions and growth at key accounts (principally "do-it-yourself" home centers). Current year results include a full year's contributions from the Company's plastic injection molding operations (acquired in May 1995) and a partial year's contribution from its ladder subsidiary (acquired in July 1996.)

    The Recreation and Leisure Products Operations had sales of $284 million and operating income of $8 million, increases of $15 million (5.6%) and $10 million, respectively, from fiscal 1995. Fiscal 1995 results include a non-recurring charge of $13 million to reflect the permanent impairment of previously acquired goodwill of a golf club subsidiary. Excluding the non-recurring charge, operating income decreased $3 million (27.3%) from fiscal 1995. Results at the Company's toy subsidiary were substantially below those of the prior year due to the failure of, and accelerated withdrawal from, the promotional toy category. This withdrawal, which resulted in a number of charges for anticipated inventory mark-downs, was undertaken to reposition and focus the subsidiary on its core product lines. The core product lines performed favorably compared to the prior year. Sales of golf putters (a product line acquired in March 1995) and the absence of approximately $1 million in inventory obsolescence charges taken during fiscal 1995 led to improvements in the results of the Company's golf club business.

    The Footwear and Textiles Operations had sales of $240 million and operating income of $24 million, decreases of $21 million (8.0%) and $1 million (4.0%), respectively, from fiscal 1995. Weak market conditions for high-margin western footwear and resulting inventory liquidations adversely affected results for the period. In the textiles market, softness experienced throughout fiscal 1996 caused shortfalls in sales of both tricot and lace. A $1 million inventory charge taken during the third quarter of fiscal 1995 to record an inventory adjustment identified during that period resulted in an improvement in 1996 relative to the prior year.

    BUILDING PRODUCTS GROUP

    The Building Products Group had sales of $840 million and operating income of $91 million in fiscal 1996, increases of $65 million (8.4%) and $116 million, respectively, from fiscal 1995. The fiscal 1995 results include non-recurring charges of $98 million to reflect the permanent impairment of goodwill and

$2 million to consolidate certain underutilized facilities. Excluding the non-recurring charges, operating income increased $16 million (21.3%) over fiscal 1995.

    The Bath Products Operations had sales and operating income of $332 million and $55 million, increases of $49 million (17.3%) and $6 million (12.2%), respectively, over fiscal 1995. While domestic sales increased, market competition resulted in reduced margins leading to flat domestic operating income. Internationally, sales were down slightly but operating income increased due to a shift in sales towards higher-margin items and new products and the net beneficial effect of a stronger lira. Fiscal 1996 results include a partial year's contribution from a manufacturer of above-ground swimming pools (acquired in April 1996).

    The Lighting Products and Systems Operations had sales of $508 million and operating income of $36 million, increases of $16 million (3.3%) and $110 million, respectively, from fiscal 1995. Fiscal 1995 results include non-recurring charges of $98 million to reflect the permanent impairment of goodwill and $2 million to consolidate certain underutilized facilities. Excluding non-recurring charges, operating income increased $10 million (38.5%) over fiscal 1995. Strong sales at the Company's outdoor lighting subsidiaries, cost reductions and reduced goodwill amortization resulted in increased operating income, despite soft construction market conditions affecting the Company's commercial lighting subsidiaries.

    INDUSTRIAL GROUP

    The Industrial Group had sales of $458 million and operating income of $44 million in fiscal 1996, increases of $11 million (2.5%) and $2 million (4.8%), respectively, from fiscal 1995.

    The Automotive Components Operations had sales of $390 million and operating income of $38 million in fiscal 1996, increases of $10 million (2.6%) and $1 million (2.7%), respectively, from fiscal 1995. These results reflect weaker performance at the Company's premium automotive leather and powdered metals businesses, which were more than offset by improvement at its plastic and metal automotive components businesses. The automotive leather business showed improved sales due to the recovery of foreign sales lost in fiscal 1995 resulting from the threat of tariff sanctions against certain Japanese automobiles supplied by the Company and the building of inventories by domestic automobile manufacturers during the fourth quarter of fiscal 1996 in anticipation of a potential strike by the United Auto Workers union. However, the volume increases were more than offset by the negative impact of contractual hide price pass throughs, lower prices for sales of split hides (excess leather produced when hides are "split" during the production of automotive and other premium leather) and higher price concessions. Sales at the powdered metals business were flat compared to the prior year with no operating income benefit from rising copper prices as experienced in the prior year.

    The Other Industrial Products Operations had sales of $68 million and operating income of $6 million, increases of $1 million (1.5%) and $1 million (20.0%), respectively, from fiscal 1995. Improved sales volume and mix of polypropylene films more than offset weakness in the semi-conductor dependent leadframe market. The disproportionate impact of improved sales of higher-margin films partially offset by lower sales of leadframes resulted in higher net operating margins.

    INTEREST AND TAXES

    Interest expense was $60 million for fiscal 1996, a $41 million (40.6%) decrease from the prior fiscal year. The decrease reflects lower levels of debt outstanding and lower average interest rates. In fiscal 1995, prior to the Demerger, outstanding indebtedness was comprised primarily of notes payable to Hanson with interest at fixed rates which were higher than those incurred under the Company's credit facilities. Interest income was $8 million for fiscal 1996, unchanged from the prior fiscal year.

    The provision for income taxes totaled $78 million for fiscal 1996 on pre-tax income of $173 million (a 45.1% effective tax rate) compared to a $48 million provision on a pre-tax loss of $19 million for fiscal 1995. The prior year period pre-tax loss included non-recurring charges that were not deductible for taxes.

FISCAL 1995 COMPARED TO FISCAL 1994

    The Company had sales of $2,094 million and operating income of $80 million in fiscal 1995, an increase of $79 million (3.9%) and a decrease of $113 million (58.5%), respectively, from fiscal 1994. During the third quarter of fiscal 1995, the Company recorded non-recurring charges totalling $113 million to write-off permanently impaired goodwill from previous acquisitions and to consolidate certain underutilized Lighting Products and Systems Operations facilities. Excluding non-recurring charges, operating income for the fiscal 1995 period was $193 million, unchanged from fiscal 1994.

    CONSUMER GROUP

    The Consumer Group had sales of $872 million and operating income of $90 million in fiscal 1995, an increase of $3 million (0.3%) and a decrease of $34 million (27.4%) compared to fiscal 1994. Fiscal 1995 results include a non-recurring charge of $13 million to reflect permanent impairment of previously acquired goodwill affecting the Recreation and Leisure Products Operations. Excluding the non-recurring charge, operating income was $103 million, a decrease of $21 million (16.9%) from fiscal 1994.

    The Housewares Operations reported sales of $342 million and operating income of $67 million, increases of $24 million (7.5%) and $4 million (6.3%) from fiscal 1994. Sales and operating income from vacuum cleaners increased to record levels both domestically and internationally. This increase was partially offset by reduced sales of and operating income from garden tools due to unfavorable weather patterns in the Company's principal selling areas.

    The Recreation and Leisure Products Operations had sales of $269 million and an operating loss of $2 million, decreases of $13 million (4.6%) and $37 million, respectively, from fiscal 1994. Results include a non-recurring charge of $13 million to reflect the permanent impairment of previously acquired goodwill of a golf club subsidiary. Excluding the non-recurring charge, operating income was $11 million, a decrease of $24 million (68.6%). Weak retail demand for promotional toys, in particular the Bumble Ball, accounted for most of the decline in sales volume. While sales of golf equipment reflected a contribution from the putter business (acquired in March 1995), its profit contribution was negligible as significant advertising expenditures were made to promote its golf club lines. In fiscal 1994, the Company launched its 855 irons as an oversized complement to its 845 irons. However, production delays, which were subsequently remedied, had an adverse impact on sales at the end of fiscal 1994 and during fiscal 1995. Fiscal 1995 results also include a $1 million charge taken in the third quarter to reserve for certain older model golf clubs.

    The Footwear and Textiles Operations had sales of $261 million and operating income of $25 million, reflecting decreases of $8 million (3.0%) and $1 million (3.8%), respectively, from fiscal 1994. In the footwear market, cost reduction efforts and the introduction of higher margin products offset reduced retail demand for fashion western wear products. In textiles, a $1 million unfavorable inventory adjustment during the third quarter and unfavorable manufacturing costs incurred during the Company's relocation of a textile facility resulted in a poor performance relative to the prior year.

    BUILDING PRODUCTS GROUP

    The Building Products Group had sales of $775 million and an operating loss of $25 million in fiscal 1995, an increase of $68 million (9.6%) and a decrease of $81 million, respectively, from fiscal 1994. Fiscal 1995 results include non-recurring charges of $98 million to reflect the permanent impairment of goodwill and $2 million to consolidate certain underutilized facilities. Excluding the non-recurring charges, operating income was $75 million, an increase of $19 million (33.9%) over fiscal 1994.

    The Bath Products Operations had record sales and operating income of $283 million and $49 million, increases of $22 million (8.4%) and $7 million (16.7%), respectively, over fiscal 1994. Strong performances by the Company's international operations and the success of new product introductions more than offset weaker demand experienced at the Company's domestic Bath Products Operations. The Company's high-margin new products, particularly its new shower systems, performed well in all markets into which they were introduced.

    The Lighting Products and Systems Operations had sales of $492 million and an operating loss of $74 million, an increase of $46 million (10.3%) and a decrease of $88 million, respectively, from fiscal 1994. Fiscal 1995 results include non-recurring charges of $98 million to reflect the permanent impairment of goodwill and $2 million to consolidate certain underutilized facilities. Excluding the non-recurring charges, operating income was $26 million, an increase of $12 million (85.7%) over fiscal 1994. The strong increase in recurring operating earnings reflects the successful restructuring which began in 1992. Increased market share, continued productivity gains and cost reduction programs resulted in the significantly improved performance over fiscal 1994.

    INDUSTRIAL GROUP

    The Industrial Group had sales of $447 million and operating income of $42 million in fiscal 1995, increases of $8 million (1.8%) and $1 million (2.4%), respectively, from fiscal 1994.

    The Automotive Components Operations had sales of $380 million and operating income of $37 million in fiscal 1995, decreases of $3 million (0.8%) and $2 million (5.1%), respectively, from fiscal 1994. Sales and operating income contribution made by the automotive leather subsidiary declined significantly due to the threat of tariff sanctions in the third quarter on certain Japanese automobile models supplied by the Company, and generally lower demand. The Company also had record sales and operating income from powdered metal products and metal automotive components.

    The Other Industrial Products Operations had sales of $67 million and operating income of $5 million, increases of $11 million (19.6%) and $3 million (150.0%), respectively, over fiscal 1994. Strong sales of leadframes and bi-axially orientated polypropylene film accounted for the significant increase over the prior fiscal year.

    INTEREST AND TAXES

    Interest expense was $101 million for the year ended September 30, 1995, a $7 million (7.4%) increase from fiscal 1994. The increase reflects higher levels of debt outstanding at lower average interest rates following the Demerger. In fiscal 1995, prior to the Demerger, outstanding indebtedness was comprised primarily of notes payable to Hanson with interest at fixed rates which were higher than those incurred under the Company's original credit facility. Interest income was $8 million for the year ended September 30, 1995, a $3 million decrease from fiscal 1994.

    The provision for income taxes totaled $48 million for fiscal 1995 on a pre-tax loss of $19 million, compared to a $33 million provision on pre-tax income of $78 million for fiscal 1994. Fiscal 1995 included non-recurring charges for the permanent impairment of nondeductible goodwill.

OUTLOOK

    Management believes that, although it is early in the fiscal year, the Company is in an excellent position to again meet management's long-term goal of achieving average annual earnings-per-share growth of at least 15% throughout a complete economic cycle. See "Disclosure Concerning Forward-Looking Statements."

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash provided from operations, external borrowings and proceeds from sales of non-core businesses and assets. Cash provided by operations and proceeds from the sales of non-core businesses and assets exceeded the cash used to fund capital expenditures and acquisitions and to purchase Common Stock for treasury, leading to an overall decrease in outstanding indebtedness at year-end.

    Net cash provided by operating activities was $142 million for fiscal 1996 compared to $151 million for fiscal 1995. Of these amounts, $132 million and $161 million, respectively, were provided by continuing operations.

    Net cash provided by investing activities was $158 million for fiscal 1996 compared to $210 million for fiscal 1995. Fiscal 1996 included proceeds of $272 million from the sale of net assets held for disposition and real estate transactions, partially offset by capital expenditures of $50 million, acquisition of companies of $61 million and purchases of investments of $12 million.

    Net cash used in financing activities was $306 million for fiscal 1996 compared to $336 million for fiscal 1995. Fiscal 1996 activity consists of long-term debt and note repayments in excess of new borrowings totalling $260 million and the purchase of $46 million of Common Stock for treasury.

    At September 30, 1996, the Company had current maturities of long-term debt and short-term notes payable aggregating $17 million. The Company had $125 million of unused availability under uncommitted short-term lines of credit and $325 million of unused credit available under the Existing Credit Facility (as defined below) at September 30, 1996. The Company believes that cash provided by operations, availability under the unused credit facilities and the net proceeds from further dispositions of non-core businesses and assets will provide adequate support for the Company's cash needs for working capital, capital expenditures for existing businesses and future principal payments under the term loan facility.

    Total stockholders' equity increased by $115 million from September 30, 1995 to September 30, 1996 principally due to net income for fiscal 1996 and certain tax benefits recorded, partly offset by purchases of Common Stock for treasury for a total cash outlay of $46 million. See Note 1 to the Consolidated (Combined) Financial Statements.

    EXISTING CREDIT FACILITY

    On December 21, 1995, the Company and its subsidiaries entered into a credit facility (the "Existing Credit Facility"), which consists of a 4 1/2-year secured amortizing term loan facility in the amount of $400 million and a 5-year secured revolving credit facility of $575 million (including a swingline loan facility and letter of credit facility in an amount of up to $50 million each). Concurrently, a net-of-tax, non-cash, extraordinary charge of approximately $25 million was recorded to write-off unamortized deferred financing costs associated with its previously existing bank credit facility and to recognize previously deferred losses associated with the interest rate protection agreements then designated as hedges of that credit agreement.

    Remaining required principal payments under the term loan facility are as follows: $14 million on or about November 29, 1996; $89 million on June 15, 1998; $89 million on June 15, 1999; and $178 million on June 15, 2000. These payments may be satisfied by borrowing under the revolving credit facility to the extent there is availability thereunder. The term loan facility is subject to certain mandatory prepayments from asset sales which will be applied to the scheduled installments of the term loan on a PRO RATA basis. The revolving credit facility matures on December 15, 2000.

    The Existing Credit Facility places restrictions on, among other things, dividends, liens, acquisitions and additional indebtedness. It also requires compliance with covenants as to minimum net worth and certain other financial ratios. On June 18, 1996, the Existing Credit Facility was amended to increase the amount of permitted investments and unsecured indebtedness of the Company and its subsidiaries.

    The interest rates for loans outstanding under the Existing Credit Facility are based on specified spreads over, at the option of the Company, (a) the London interbank offered rate ("LIBOR") or (b) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or the federal funds rate in effect on such day (the "Base Rate"). The spread on LIBOR-based borrowings ranges between 62.5 and 150 basis points and the spread on Base Rate borrowings ranges between zero and 50 basis points, and are adjusted quarterly based on a Consolidated Leverage Ratio specified in the Existing Credit Facility. At September 30, 1996 the spreads were 62.5 basis points and zero basis points, respectively, At September 30, 1996, three-month LIBOR was 5.625% per annum. A commitment fee is payable on a quarterly basis in arrears to the lenders under the Existing Credit Facility on the aggregate unused amount of the revolving credit facility. The commitment fee ranges between 15 and 30 basis points per annum and is adjusted quarterly based on the Consolidated Leverage Ratio. At September 30, 1996, it was 15 basis points per annum. The Company's interest rate protection agreements outstanding at September 30, 1996 have been designated as hedges of indebtedness incurred under the Existing Credit Facility. See "Risk Management" below.

    The Company is considering the refinancing of indebtedness outstanding under the Existing Credit Facility using the proceeds of an offering of senior unsecured notes of a subsidiary, to be guaranteed by the Company, and borrowings under a new revolving credit facility. In anticipation of the notes offering, the Company entered into certain interest rate protection agreements in the aggregate notional amount of $120 million (the "Treasury Locks"), which may be less than or greater than the principal amount of notes offered. See "Risk Management" below.

    RISK MANAGEMENT

    The Company has entered into various interest rate protection agreements with several banks to manage its floating rate interest rate exposures under the Existing Credit Facility. Under these interest rate protection agreements, the Company receives a floating rate based on three-month LIBOR and pays a weighted average fixed rate on the various agreements which will range from 6.23% to 6.95%. The aggregate notional amounts for periods covered by such agreements are as follows:

                                                                 $500
September 30, 1996 through May 30, 1997........................  million
                                                                 $450
May 30, 1997 through September 30, 1997........................  million
                                                                 $300
September 30, 1997 through May 30, 1998........................  million
                                                                 $200
May 30, 1998 through September 30, 1998........................  million

    In all cases, the interest rate protection agreements are of notional amounts and maturities that relate to specific portions of debt under the Existing Credit Facility and have been accounted for as hedge transactions. The Company anticipates that its debt levels will exceed the notional amount of the interest rate protection agreements for the relevant periods.

    During fiscal 1996, the Company purchased foreign currency option contracts to protect the U.S. dollar value of its anticipated foreign currency earnings. These options were not exercised and expired prior to September 30, 1996. In addition, the Company purchased foreign currency option contracts to protect the U.S. dollar value of its anticipated foreign currency earnings in fiscal 1997. These options expire prior to September 30, 1997. The Company has no exposure with respect to these foreign currency options contracts other than the cost of such options. The cost of such foreign currency options is not material and is charged to operations over the period of the options.

    The agreements and foreign exchange options described above were the only derivative instruments held or entered into by the Company at or during the year ended September 30, 1996. See Notes 2 and 5 to the Consolidated (Combined) Financial Statements.

    Subsequent to September 30, 1996, in anticipation of the note offering referred to above, the Company entered into the Treasury Locks in the aggregate notional amount of $120 million to effectively fix the interest rates tied to the relevant United States government treasury securities. The amounts which the Company will pay or receive under the Treasury Locks are based on interest rates which range from 6.27% to 6.49%. As of November 13, 1996, the Company would have been required to pay approximately $2 million to settle outstanding indebtedness under the Treasury Locks based upon the fair value at that date.

FOREIGN CURRENCY MATTERS

    The functional currency of each of the Company's foreign operations is the local currency, with the exception of Brazil. Because Brazil's economy historically has been hyperinflationary, the functional currency of the Company's operations in Brazil is the U.S. dollar. Interest earned on deposits in Brazil substantially offset foreign currency translation losses incurred as a result of remeasurement, which were $1 million, $2 million and $12 million in fiscal 1996, 1995, and 1994, respectively. Historically, the net impact of currency translation has not been material to the Company's financial position. See "Risk Management" above for information concerning certain foreign currency option contracts purchased by the Company to protect the U.S. dollar value of anticipated foreign currency earnings.

EFFECT OF INFLATION

    Because of the relatively low level of inflation experienced in the United States, inflation did not have a material impact on the Company's results of operations in fiscal 1996, 1995 or 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of U.S. Industries, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Industries, Inc. (the "Company") as of September 30, 1996 and 1995 and the related consolidated/combined statements of operations, cash flows, and changes in stockholders' equity/invested capital for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain subsidiaries/combined companies which statements reflect 32% and 13%, of consolidated total assets as of September 30, 1996 and 1995, respectively, and 32%, 18% and 19% of consolidated/combined revenues for the years ended September 30, 1996, 1995 and 1994, respectively. Those statements and Schedule II information were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these operations, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Industries, Inc. at September 30, 1996 and 1995 and the consolidated/combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the financial statements, in 1995, the Company changed its method of accounting for goodwill impairment.

/s/ Ernst & Young LLP

November 11, 1996

                         REPORT OF PRICE WATERHOUSE LLP

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
U.S. Industries, Inc.

    We have audited the accompanying combined balance sheet of the U.S. Industries Automotive Group and Jacuzzi Companies as of September 30, 1996, and the related combined statements of operations and cash flows for the year then ended (not presented separately herein). Our audit also included Financial Statement Schedule II of the U.S. Industries Automotive Group and Jacuzzi Companies for the year ended September 30, 1996 (not presented separately herein). We have also audited the accompanying combined balance sheet of the U.S. Industries Automotive Group as of September 30, 1995, and the related combined statements of operations and cash flows for the year then ended (not presented separately herein). Our audit also included Financial Statement
Schedule II of the U.S. Industries Automotive Group for the year ended September 30, 1995 (not presented separately herein). These financial statements and schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the combined financial statements audited by us presently fairly, in all material respects, the combined financial position of the U.S. Industries Automotive Group and Jacuzzi Companies at September 30, 1996, and the results of their combined operations and cash flows for the year then ended and the combined financial position of the U.S. Industries Automotive Group at September 30, 1995, and the results of their combined operations and cash flows for the year then ended in conformity with generally accepted accounting principles. Also, the financial statement schedules referred to above, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP
Morristown, New Jersey
November 11, 1996

                        REPORT OF DELOITTE & TOUCHE LLP

                          INDEPENDENT AUDITORS' REPORT

U.S. INDUSTRIES, INC. AUTOMOTIVE GROUP COMPANIES:

    We have audited the accompanying combined statements of operations, cash flows and invested capital of the U.S. Industries Automotive Group Companies for the year ended September 30, 1994 (not presented separately herein). Our audit also included the financial statement schedule, Valuation and Qualifying Accounts, for the year ended September 30, 1994 (not presented separately herein). These financial statements and schedule information are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, based upon our audit, the financial statements referred to above present fairly, in all material respects, the combined results of the Automotive Group Companies' operations and their cash flows for year ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, based upon our audit, the financial statement schedule referred to above, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP
New York, New York

February 21, 1995

                             U.S. INDUSTRIES, INC.

                CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS

                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                        FOR THE FISCAL YEARS ENDED
                                                                                               SEPTEMBER 30,
                                                                                    -----------------------------------
                                                                                      1996        1995         1994
                                                                                    ---------  -----------  -----------
Net sales.........................................................................  $   2,233   $   2,094    $   2,015
Operating costs and expenses:
  Cost of products sold...........................................................      1,510       1,428        1,365
  Selling, general and administrative expenses....................................        495         473          457
  Goodwill impairment and non-recurring charges...................................         --         113           --
                                                                                    ---------  -----------  -----------
      Operating income............................................................        228          80          193
Interest expense..................................................................         60         101           94
Interest income...................................................................         (8)         (8)         (11)
Other expense, net................................................................          3           6           32
                                                                                    ---------  -----------  -----------
Income (loss) before income taxes, discontinued operations and extraordinary
  loss............................................................................        173         (19)          78
Provision for income taxes........................................................         78          48           33
                                                                                    ---------  -----------  -----------
  Income (loss) from continuing operations........................................         95         (67)          45
                                                                                    ---------  -----------  -----------
Discontinued operations:
  Income (loss) from operations of discontinued operations
    (net of income taxes (benefit) of $(2), $18 and $24, respectively)............         (3)         21           27
  Gain (loss) on disposals of discontinued operations, including in 1995, $14 of operating losses during phaseout period
    (net of income taxes of $9, $3 and $5)........................................         66         (43)           6
                                                                                    ---------  -----------  -----------
  Income (loss) from discontinued operations......................................         63         (22)          33
                                                                                    ---------  -----------  -----------
  Income (loss) before extraordinary loss.........................................        158         (89)          78
  Extraordinary loss from early extinguishment of debt
    (net of income tax benefit of $16)............................................        (25)         --           --
                                                                                    ---------  -----------  -----------
  Net income (loss)...............................................................  $     133   $     (89)   $      78
                                                                                    ---------  -----------  -----------
                                                                                    ---------  -----------  -----------
Income from continuing operations per share.......................................  $    1.81
Income from discontinued operations per share.....................................  $    1.20
Extraordinary loss per share......................................................  $   (0.47)
                                                                                    ---------
Net income per share..............................................................  $    2.54
                                                                                    ---------
                                                                                    ---------
Pro forma income (loss) from continuing operations................................              $     (76)   $      49
                                                                                               -----------  -----------
                                                                                               -----------  -----------
Pro forma net income (loss).......................................................              $     (99)   $      82
                                                                                               -----------  -----------
                                                                                               -----------  -----------
Pro forma income (loss) from continuing operations per share......................              $   (1.42)   $    0.91
                                                                                               -----------  -----------
                                                                                               -----------  -----------
Pro forma net income (loss) per share.............................................              $   (1.84)   $    1.53
                                                                                               -----------  -----------
                                                                                               -----------  -----------

           See notes to consolidated (combined) financial statements.

                             U.S. INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS EXCEPT SHARE DATA)

                                                                                                  AT SEPTEMBER 30,
                                                                                               ----------------------
                                                                                                 1996        1995
                                                                                               ---------  -----------
                                                       ASSETS
Current assets:
  Cash and cash equivalents..................................................................  $      45   $      51
  Trade receivables, net.....................................................................        400         343
  Inventories, net...........................................................................        387         371
  Deferred income taxes......................................................................         43          --
  Other current assets.......................................................................         24          31
  Net assets held for disposition............................................................         26         194
                                                                                               ---------  -----------
      Total current assets...................................................................        925         990
Property, plant and equipment, net...........................................................        335         315
Deferred income taxes........................................................................         24           6
Other assets.................................................................................        118         163
Goodwill, net................................................................................        419         393
                                                                                               ---------  -----------
                                                                                               $   1,821   $   1,867
                                                                                               ---------  -----------
                                                                                               ---------  -----------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..............................................................................  $       1   $       4
  Current maturities of long-term debt.......................................................         16         157
  Trade accounts payable.....................................................................        168         143
  Accrued expenses and other liabilities.....................................................        186         180
  Income taxes payable.......................................................................         43          28
                                                                                               ---------  -----------
      Total current liabilities..............................................................        414         512
Long-term debt...............................................................................        717         832
Other liabilities............................................................................        163         111
                                                                                               ---------  -----------
  Total liabilities..........................................................................      1,294       1,455
                                                                                               ---------  -----------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01) per share, authorized 200,000,000 shares; issued 53,734,565
    and 53,671,432, respectively; outstanding 51,392,001, and 53,671,432, respectively)......          1           1
  Paid in capital............................................................................        563         542
  Retained earnings (deficit)................................................................         29        (104)
  Minimum pension liability adjustment.......................................................         (2)         (3)
  Unearned restricted stock..................................................................        (19)        (24)
  Cumulative translation adjustment..........................................................         --          --
  Treasury stock (2,342,564 shares at September 30, 1996) at cost............................        (45)         --
                                                                                               ---------  -----------
      Total stockholders' equity.............................................................        527         412
                                                                                               ---------  -----------
                                                                                               $   1,821   $   1,867
                                                                                               ---------  -----------
                                                                                               ---------  -----------

           See notes to consolidated (combined) financial statements.

                             U.S. INDUSTRIES, INC.

                CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                                                     FOR THE FISCAL YEARS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                 -----------------------------------
                                                                                                   1996        1995         1994
                                                                                                 ---------  -----------  -----------
OPERATING ACTIVITIES:
  Income (loss) from continuing operations.....................................................  $      95   $     (67)   $      45
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization..............................................................         62          59           55
    Provision (benefit) for deferred income taxes..............................................         11          12           (4)
    Provision for doubtful accounts............................................................          5          11            9
    Gain on sale of excess real estate, net....................................................         (5)         (7)          --
    Goodwill impairment & non-recurring charges................................................         --         113           --
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
    (Increase) decrease in trade receivables...................................................        (43)         25          (67)
    Increase in inventories....................................................................         (4)         (5)         (24)
    Decrease (increase) in other current assets................................................          6           3          (14)
    Increase in other non-current assets.......................................................        (12)        (32)         (22)
    Increase in trade accounts payable.........................................................         18           5           11
    Increase in income taxes payable...........................................................          3          28           --
    (Decrease) increase in accrued expenses and other liabilities..............................        (13)         19           25
    Increase (decrease) in other non-current liabilities.......................................          5           2           (4)
    Other, net.................................................................................          4          (5)          --
                                                                                                 ---------  -----------       -----
  NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS...........................        132         161           10
                                                                                                 ---------  -----------       -----
  Income (loss) from discontinued operations...................................................         63         (22)          33
  Adjustments to reconcile income (loss) from discontinued operations to net cash provided by
    (used in) discontinued operations:
    (Gain) loss on disposal of discontinued operations.........................................        (66)         43           (6)
    Decrease (increase) in net assets held for disposition.....................................         13         (31)           4
                                                                                                 ---------  -----------       -----
    NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS.....................................         10         (10)          31
                                                                                                 ---------  -----------       -----
    NET CASH PROVIDED BY OPERATING ACTIVITIES..................................................        142         151           41
                                                                                                 ---------  -----------       -----
INVESTING ACTIVITIES:
  Proceeds from sale of net assets held for disposition........................................        241         245          189
  Proceeds from real estate transactions.......................................................         31          55           --
  Proceeds from collection of other notes recievable...........................................          7           2           --
  Acquisition of companies, net of cash acquired...............................................        (61)        (29)          --
  Purchase of investments......................................................................        (12)         --           --
  Purchases of property, plant and equipment...................................................        (50)        (64)         (51)
  Proceeds from sale of property, plant and equipment..........................................          2           1            1
                                                                                                 ---------  -----------       -----
    NET CASH PROVIDED BY INVESTING ACTIVITIES..................................................        158         210          139
                                                                                                 ---------  -----------       -----
FINANCING ACTIVITIES:
  Proceeds from long-term debt.................................................................      1,028       1,423           --
  Repayment of long-term debt..................................................................     (1,285)       (470)          (3)
  (Repayment of) proceeds from notes payable...................................................         (3)          4           --
  Repurchase of treasury stock.................................................................        (46)         --           --
  Net cash transfers from (to) affiliate.......................................................         --          90         (170)
  Return of capital to Hanson, net of tax......................................................         --        (477)          --
  Repayment of debt to Hanson..................................................................         --        (873)          --
  Long-term debt issue costs...................................................................         --         (33)          --
  Dividends paid...............................................................................         --          --           (8)
                                                                                                 ---------  -----------       -----
    NET CASH USED IN FINANCING ACTIVITIES......................................................       (306)       (336)        (181)
Effect of exchange rate changes on cash........................................................         --          (2)           2
                                                                                                 ---------  -----------       -----
    (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........................................         (6)         23            1
Cash and cash equivalents at beginning of year.................................................         51          28           27
                                                                                                 ---------  -----------       -----
    CASH AND CASH EQUIVALENTS AT END OF YEAR...................................................  $      45   $      51    $      28
                                                                                                 ---------  -----------       -----
                                                                                                 ---------  -----------       -----

           See notes to consolidated (combined) financial statements.

                             U.S. INDUSTRIES, INC.

                CONSOLIDATED (COMBINED) STATEMENTS OF CHANGES IN
                     STOCKHOLDERS' EQUITY/INVESTED CAPITAL

          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (IN MILLIONS)

                                                                                                  MINIMUM
                                                                                   RETAINED       PENSION       UNEARNED
                                               INVESTED    COMMON      PAID IN     EARNINGS/     LIABILITY     RESTRICTED
                                                CAPITAL     STOCK      CAPITAL     (DEFICIT)    ADJUSTMENT        STOCK
                                               ---------  ---------  -----------  -----------  -------------  -------------
Balance September 30, 1993...................  $     902
Net Income...................................         78
Dividends paid...............................         (8)
Translation adjustment.......................          1
Net transfers--Hanson........................       (170)
                                               ---------  ---------       -----        -----           ---            ---
Balance September 30, 1994...................  $     803
                                               ---------  ---------       -----        -----           ---            ---

Net income through date of Demerger..........         15
Net transfers--Hanson........................        190
                                               ---------  ---------       -----        -----           ---            ---
Balance at date of Demerger..................      1,008
                                               ---------  ---------       -----        -----           ---            ---

Return of invested capital to Hanson-- Note
  1..........................................       (494)
Issuance of stock............................       (514) $       1   $     516                  $      (2)
Issuance of restricted stock.................                                26                                 $     (26)
Net loss.....................................                                      $    (104)
Amortization of unearned restricted stock....                                                                           2
Translation adjustment.......................
Minimum pension liability adjustment.........                                                           (1)
                                               ---------  ---------       -----        -----           ---            ---
Balance at September 30, 1995................  $      --  $       1   $     542    $    (104)    $      (3)     $     (24)
                                               ---------  ---------       -----        -----           ---            ---

Net income...................................                                            133
Amortization of unearned restricted stock....                                                                           7
Purchase of 2,387,591 shares of common stock
  (average cost of $19.30 per share).........
Common stock issued (39,138 shares) upon
  exercise of
  options....................................                    --          --
Common stock issued (23,995 shares) to
  employee and directors.....................                    --          --
Treasury stock issued (62,000 shares) to
  employees and director.....................                                 1                                        (2)
Forfeiture of 16,973 shares of unearned
  restricted stock...........................                    --          --
Deferred tax benefit--Note 1.................                                20
Translation adjustment.......................
Minimum pension liability adjustment.........                                                            1
                                               ---------  ---------       -----        -----           ---            ---
Balance at September 30, 1996................  $          $       1   $     563    $      29     $      (2)     $     (19)
                                               ---------  ---------       -----        -----           ---            ---
                                               ---------  ---------       -----        -----           ---            ---


                                                CUMULATIVE
                                                TRANSLATION    TREASURY
                                                ADJUSTMENT       STOCK       TOTAL
                                               -------------  -----------  ---------
Balance September 30, 1993...................                              $     902
Net Income...................................                                     78
Dividends paid...............................                                     (8)
Translation adjustment.......................                                      1
Net transfers--Hanson........................                                   (170)
                                                     -----         -----   ---------
Balance September 30, 1994...................                              $     803
                                                     -----         -----   ---------
Net income through date of Demerger..........                                     15
Net transfers--Hanson........................                                    190
                                                     -----         -----   ---------
Balance at date of Demerger..................                                  1,008
                                                     -----         -----   ---------
Return of invested capital to Hanson-- Note
  1..........................................                                   (494)
Issuance of stock............................    $      (1)                       --
Issuance of restricted stock.................                                     --
Net loss.....................................                                   (104)
Amortization of unearned restricted stock....                                      2
Translation adjustment.......................            1                         1
Minimum pension liability adjustment.........                                     (1)
                                                     -----         -----   ---------
Balance at September 30, 1995................    $      --     $      --   $     412
                                                     -----         -----   ---------
Net income...................................                                    133
Amortization of unearned restricted stock....                                      7
Purchase of 2,387,591 shares of common stock
  (average cost of $19.30 per share).........                        (46)        (46)
Common stock issued (39,138 shares) upon
  exercise of
  options....................................                                     --
Common stock issued (23,995 shares) to
  employee and directors.....................                                     --
Treasury stock issued (62,000 shares) to
  employees and director.....................                          1          --
Forfeiture of 16,973 shares of unearned
  restricted stock...........................                                     --
Deferred tax benefit--Note 1.................                         --          20
Translation adjustment.......................                         --          --
Minimum pension liability adjustment.........
                                                     -----         -----   ---------
Balance at September 30, 1996................    $      --     $     (45)  $     527
                                                     -----         -----   ---------
                                                     -----         -----   ---------

           See notes to consolidated (combined) financial statements.

                             U.S. INDUSTRIES, INC.

             NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    U.S. Industries, Inc. (with its subsidiaries, the "Company") was incorporated in Delaware in February 1995 and has been publicly-owned since May 31, 1995, at which time Hanson PLC ("Hanson") paid a dividend to its shareholders of the Company's common stock. Regular way trading in the common stock commenced on the New York Stock Exchange on June 1, 1995. Prior to May 31, 1995, the Company was a wholly-owned subsidiary of Hanson. Certain businesses, assets and liabilities were transferred to the Company by Hanson pursuant to transactions consummated on May 31, 1995 and June 5, 1995 (collectively, the "Demerger").

    Prior to the Demerger, the financial statements present the combined results, financial position and cash flows of the individual businesses, real estate assets and equity investments that subsequently were transferred to the Company. Subsequently, the financial statements are presented on a consolidated, legal entity basis. The financial statements presented for periods prior to the Demerger include management fees paid by the Company to Hanson for services. Subsequently, all such services have been provided by the Company.

    As a result of the Demerger, certain tax liabilities with respect to undistributed earnings of foreign subsidiaries arose which did not exist prior to the Demerger when these subsidiaries were held by Hanson. Such amounts, approximating $17 million, have been charged directly to paid in capital in fiscal 1995. The Demerger also resulted in changes to the tax basis of the assets and liabilities received and assumed. The full extent of the net tax benefit realized from the aforementioned changes was finalized in late fiscal 1996 and such benefit has been credited directly to paid in capital in that year.

    Subsequent to the Demerger, the Company's management conducted a comprehensive review of existing accounting policies previously established by Hanson. As a result of this review, the Company changed its policy for evaluating goodwill recoverability and measuring its impairment (see Note 11).

NOTE 2--ACCOUNTING POLICIES

    FISCAL YEAR: The Company's fiscal year ends on the Saturday nearest to September 30. All fiscal year data contained herein reflect results of operations for the 52-week periods ended on the Saturday closest to September 30, but are presented as of such date for convenience.

    PRINCIPLES OF CONSOLIDATION: The consolidated (combined) financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated. Companies which are 20% to 50% owned are accounted for using the equity method of accounting.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH EQUIVALENTS: Cash equivalents represent short-term investments which have maturities of ninety days or less when purchased.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    DEPRECIATION AND AMORTIZATION: Depreciation and amortization for the periods presented in the consolidated (combined) financial statements consists of:

                                                                                       (IN MILLIONS)
                                                                                     AT SEPTEMBER 30,
                                                                           -------------------------------------
                                                                              1996         1995         1994
                                                                              -----        -----        -----
Depreciation.............................................................   $      42    $      38    $      36
Amortization of goodwill.................................................          13           17           19
Amortization of deferred financing costs.................................           2            2       --
Amortization of unearned restricted stock................................           7            2       --
Amortization of deferred income..........................................          (2)      --           --
                                                                                  ---          ---          ---
                                                                            $      62    $      59    $      55
                                                                                  ---          ---          ---
                                                                                  ---          ---          ---

    TRADE RECEIVABLES AND CONCENTRATIONS OF CREDIT RISK:

                                                                               (IN MILLIONS)
                                                                              AT SEPTEMBER 30,
                                                                            --------------------
                                                                              1996       1995
                                                                            ---------  ---------
Trade receivables.........................................................  $     439  $     377
Allowance for doubtful accounts...........................................        (39)       (34)
                                                                            ---------  ---------
                                                                            $     400  $     343
                                                                            ---------  ---------
                                                                            ---------  ---------

    The Company sells consumer, building and industrial products principally in the United States and, to a lesser extent, in Europe, South America, Canada and the Asia-Pacific region. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have not been material.

    INVENTORIES, NET:

                                                                                (IN MILLIONS)
                                                                               AT SEPTEMBER 30,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Finished products..........................................................  $     201  $     192
In-process products........................................................         82         81
Raw materials..............................................................        104         98
                                                                             ---------  ---------
                                                                             $     387  $     371
                                                                             ---------  ---------
                                                                             ---------  ---------

    Inventories are valued at the lower of cost determined under the first-in, first-out method, or market.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    PROPERTY, PLANT AND EQUIPMENT:

                                                                                (IN MILLIONS)
                                                                               AT SEPTEMBER 30,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Land and buildings.........................................................  $     196  $     182
Machinery and equipment....................................................        522        473
Furniture and fixtures.....................................................         27         26
Accumulated depreciation...................................................       (410)      (366)
                                                                             ---------  ---------
                                                                             $     335  $     315
                                                                             ---------  ---------
                                                                             ---------  ---------

    Property, plant and equipment is stated on the basis of cost less accumulated depreciation provided under the straight-line method.

    OTHER ASSETS: Excess properties held for sale are included in other assets and are carried at the lower of cost or net realizable value. The carrying value of such properties was $51 million and $57 million as of September 30, 1996 and 1995, respectively.

    GOODWILL: Goodwill represents the excess of the purchase price over the fair value of assets acquired and is assessed for recoverability based on the fair value methodology. As discussed in Note 11--Change in Method of Evaluating Goodwill Impairment, the fiscal year ended September 30, 1995 included a charge of $111 million to reflect permanent goodwill impairment. The Company evaluates goodwill for permanent impairment every fiscal quarter using the fair value methodology and will record appropriate charges to operations for further permanent impairments in goodwill, if any. Goodwill is amortized using the straight-line method over forty years. Accumulated amortization aggregated $289 million and $276 million, at September 30, 1996 and 1995, respectively. Amortization and adjustments to the carrying value of goodwill amounted to $13 million, $128 million and $19 million for fiscal 1996, 1995 and 1994, respectively.

    LONG-LIVED ASSETS: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The new rules specify when assets should be reviewed for impairment, how to determine whether an asset or group of assets are impaired, how to measure an impairment loss and what financial statement disclosures are necessary. SFAS 121 is not effective for the Company until fiscal 1997. The effect of adoption of SFAS 121 is not expected to have a material adverse impact on the Company's financial position.

    FOREIGN CURRENCY TRANSLATION AND OPTIONS: The functional currency of each of the Company's foreign operations is the local currency with the exception of Brazil which has historically operated in a hyperinflationary economy. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period. Except for companies operating in hyperinflationary economies, translation gains and losses are reported as a component of Stockholders' Equity/Invested Capital. Losses resulting from foreign currency transactions and the translation of the financial statements of companies operating in highly inflationary economies are included in Other expense, net and aggregated $1 million, $2 million and $12 million for fiscal 1996, 1995, and 1994, respectively.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    During fiscal 1996, the Company purchased foreign currency option contracts to protect the U.S. dollar value of its anticipated foreign currency earnings. These options were not exercised and expired prior to September 30, 1996. In addition, the Company purchased foreign currency option contracts to protect the U.S. dollar value of its anticipated foreign currency earnings in fiscal 1997. These options expire prior to September 30, 1997. The Company has no exposure with respect to these foreign currency option contracts other than the cost of such options. The cost of such foreign currency option contracts is not material and is charged to operations over the period of the options.

    INCOME TAXES: Deferred tax assets and liabilities are computed based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period.

    The Company files a consolidated federal income tax return. Prior to the Demerger, the Company provided for income taxes as if it filed separate income tax returns and included United States taxes currently payable in Invested Capital. Pursuant to the Demerger, the Company entered into a tax sharing and indemnification agreement in which Hanson generally agreed to indemnify the Company for all federal and state income tax liabilities in respect to periods prior to the Demerger.

    REVENUE RECOGNITION: Revenue is generally recognized upon shipment of product to the customer. Provisions are made for warranty and return costs at the time of sale. Such provisions have been not material.

    ADVERTISING COSTS: Advertising costs are generally expensed as incurred. Such amounts totalled $61 million, $57 million and $55 million for fiscal 1996, 1995, and 1994, respectively.

    RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. Such amounts totalled $19 million, 18 million and $17 million for fiscal 1996, 1995 and 1994 respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of all short-term financial instruments approximated their carrying value due to their short maturity. The fair value of long-term financial instruments, excluding interest rate protection agreements discused below, approximated carrying value as they were based on terms that continue to be available to the Company from its lenders. Accordingly, fair value of financial instruments approximates book carrying amounts at each fiscal year-end, as they are based upon floating rate interest.

    The Company enters into interest rate protection agreements to manage interest costs and risks associated with changing interest rates; these agreements effectively convert underlying variable rate debt into fixed rate date. At September 30, 1996, the Company had several such agreements covering various periods. The notional amount of these agreements do not exceed $600 million for any covered period. The Company would have been required to pay approximately $4 million to settle all outstanding agreements based upon their fair value as of September 30, 1996. These fair values are based upon estimates received from financial institutions.

    STOCK BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans. SFAS 123 encourages, but does not require, adoption of a fair value based method; it allows for a

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
company to continue to report under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". However, if a company follows APB 25, footnote disclosure is then required to reflect what the effects on the financial statements would have been if SFAS 123's fair value based method had been adopted. The Company intends to continue to account for its stock-based compensation under APB 25. The disclosures required under SFAS 123 are not effective for the Company until fiscal 1997.

    EARNINGS PER SHARE: PRO FORMA NET INCOME (LOSS) PER SHARE--Fiscal 1995 and 1994 earnings per share information excludes historical net income per share calculated in accordance with Accounting Principles Board Opinion No. 15, "Earnings per share" ("APB 15"), as such information is not indicative of the Company's continuing capital structure. Pro forma income (loss) from continuing operations and pro forma net income (loss) per share are calculated as if (a) the Demerger had been consummated at the beginning of the periods presented; (b) the changes in the Company's capital structure resulting from the Demerger, including the utilization of the credit facility entered into at the date of Demerger (see Note 5), had occurred on such date; (c) the Company had incurred certain general and administrative corporate costs in place of previously allocated management fees; and (d) compensation expense related to the restricted share grants pursuant to the Stock Option Plan (see Note 10) had been incurred for a full year.

    WEIGHTED AVERAGE SHARES OUTSTANDING--Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding. The weighted average number of common and common equivalent shares outstanding during the year ended September 30, 1996 was 52,193,342. Pro forma earnings per share calculations for fiscal 1995 and 1994 are based on 53,671,432 shares which represents the number of shares issued and outstanding from the Demerger through the end of fiscal 1995.

NOTE 3--ACQUISITIONS

    In July 1996, the Company purchased the assets of Keller Industries, Inc. ("Keller"), for approximately $37 million in cash plus the assumption of certain liabilities. Keller is a leading manufacturer and marketer of ladders in the United States. The transaction has been accounted for as a purchase, resulting in goodwill of $30 million. The results of Keller have been included in the Housewares Operations.

    In July 1996, the Company joined a consortium of companies to acquire an equity interest in All Pantronic Holdings, Limited ("All Pantronic"), a limited liability company incorporated in Bermuda and listed on the Stock Exchange of Hong Kong. All Pantronic manufactures voltage converters and other electronic components. The Company's investment of $11 million results in beneficial ownership of 19.9% of All Pantronic. The ability of the Company and such consortium to vote their interest in All Pantronic is limited pursuant to the terms of certain voting agreements. In November 1996, All Pantronic changed its name to United Pacific Industries Limited.

    In April 1996, the Company purchased the assets of Haugh's Products Limited ("Haugh's") for $12 million and the assumption of $12 million in debt. Haugh's is a Canadian manufacturer of above-ground swimming pools and equipment. The transaction has been accounted for as a purchase, resulting in goodwill of $9 million. The results of Haugh's have been included in the Bath Products Operations.

    In May 1995, the Company acquired the assets of Southeastern Plastics, Inc., a plastic injection molder for $11 million, in a transaction accounted for as a purchase. The transaction resulted in goodwill

                             U.S. INDUSTRIES, INC.

NOTE 3--ACQUISITIONS (CONTINUED)
of $4 million. The result of operations of Southeastern Plastics, Inc. are included in the Housewares Operations.

    In March 1995, the Company acquired Odyssey Sports, Inc., a manufacturer and marketer of golf putters, for $16 million in a transaction accounted for as a purchase resulting in goodwill of $14 million. The results of operations of Odyssey Sports, Inc. are included in the Recreation and Leisure Operations.

    The pro forma effect of these acquisitions on the Company's operations is not material.

NOTE 4--DISPOSITIONS AND DISCONTINUED OPERATIONS

    During fiscal 1996, the Company adopted formal plans to dispose of Farberware Inc. ("Farberware"), Franklin Dyed Yarn Division ("Franklin"), Tubular Textile Machinery Division ("Tube-Tex") and its equity investment in Ground Round Restaurants, Inc. ("Ground Round"). During the third quarter of fiscal 1995, the Company adopted a formal plan to dispose of Bearing Inspection, Inc., ("Bearing") Jade Holdings, Inc., Piedmont Moulding Corporation, Spartus Corporation, Universal Gym Equipment, Inc. and Halkey-Roberts Corporation (collectively with Farberware, Franklin, Tube-Tex and Ground Round, the "Discontinued Operations"). As discussed below, each was sold prior to September 30, 1996 with the exception of Bearing, Tube-Tex and Ground Round. Tube-Tex was sold in October 1996. All businesses sold since Demerger meet the criteria for classification as discontinued operations and have been classified as such for all periods presented.

    In fiscal 1995, management estimated losses on disposals of certain non-strategic businesses then classified as discontinued operations. The expected proceeds from the sale of these operations were determined based on estimates of fair value obtained from independent appraisers retained prior to the Demerger. For a full discussion of the methodology applied, see Note 11--Change in Method of Evaluating Goodwill Impairment. To reflect the estimated loss on the disposal of these discontinued operations, the Company recorded a non-cash charge of $50.4 million, net-of-tax, during the third quarter of fiscal 1995. During the fourth quarter of fiscal 1995, the Company recorded an additional non-cash charge of $3.0 million, net-of-tax, to reflect a revision in its original estimate for phase-out losses. The original charge of $50.4 million included a $32.8 million writedown of goodwill, a $12.2 million writedown of other noncurrent assets including property, plant, and equipment, and a $5.4 million net-of-tax accrual for anticipated phase-out losses.

    Prior to the Demerger, Hanson recorded a $10.5 million charge to reflect a permanent impairment in its carrying value of Beazer Homes USA, Inc. ("Beazer Homes"). In June 1995, the Company sold 1,000,000 shares of common stock of Beazer Homes to Beazer Homes for $16 million. On that date, in consideration for $500,000, the Company also granted Beazer Homes an option exercisable through September 30, 1995 to purchase the Company's remaining 1,749,267 shares of Beazer Homes common stock at a formula price of not more than $17.50 or less than $14 per share. As a result of these June transactions, the Company realized a pre-tax gain of $3.1 million. In August 1995, Beazer Homes exercised the option and repurchased all of the remaining shares owned by the Company for $28.2 million, resulting in an additional pre-tax gain of approximately $5.7 million. The cumulative net-of-tax impact of all of these events related to Beazer Homes amounted to a loss of $1 million and is included in the loss from discontinued operations in fiscal 1995.

    In September 1995, the Company sold six companies for $200 million, resulting in a gain of $11 million, net-of-tax. The companies consisted of Bear Archery, Inc. Valley Recreation Products, Inc., Teters

                             U.S. INDUSTRIES, INC.

NOTE 4--DISPOSITIONS AND DISCONTINUED OPERATIONS (CONTINUED)
Floral Products, Inc., MW Manufacturers, Inc., Brown Moulding Company, Inc. and Halkey Roberts Corporation (the last of which had previously been designated as a discontinued operation).

    In fiscal 1996, the Company, in separate transactions, sold the Office Furniture Group and assets of Blue Mountain Industries, Farberware, Spartus, Piedmont, Jade, Universal and Franklin for $241 million in cash and notes for $6 million and recorded gains of $68 million, net of tax. The Company also entered into an agreement not to compete with the purchaser of the Office Furniture Group for a period of five years in exchange for $11 million, which is being recognized over the period of the agreement. Also during fiscal 1996, the Company recorded a charge of $2 million, net of a tax benefit of $1 million, to reduce the carrying value of its equity investment in Ground Round to its estimated realizable value.

    Amounts classified as net assets held for disposition consist of the following after accrual for anticipated net-of-tax losses on dispositions not yet consummated:

                                                                                 (IN MILLIONS)
                                                                                AT SEPTEMBER 30,
                                                                             ----------------------
                                                                                1996        1995
                                                                                -----     ---------
Net current assets.........................................................   $      10   $     122
Property, plant and equipment..............................................          15          73
Other non-current assets and liabilities...................................           1          (1)
                                                                                    ---   ---------
Net assets held for disposition............................................   $      26   $     194
                                                                                    ---   ---------
                                                                                    ---   ---------

    The following is a summary of the operating results of the businesses classified as discontinued operations at September 30, 1996:

                                                                                 (IN MILLIONS)
                                                                          FOR THE FISCAL YEARS ENDED
                                                                                 SEPTEMBER 30,
                                                                        -------------------------------
                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------
Net sales.............................................................  $     245  $     815  $     980
Pre-tax income (loss).................................................  $      (5) $      39  $      51

                             U.S. INDUSTRIES, INC.

NOTE 5--EXISTING CREDIT FACILITY AND INTEREST RATE SWAP AGREEMENTS

    Long term debt is as follows:

                                                                                (IN MILLIONS)
                                                                               AT SEPTEMBER 30,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Term loan..................................................................  $     370  $     600
Revolving credit facility..................................................        250        358
Other......................................................................        113         31
                                                                             ---------  ---------
                                                                                   733        989
Less current maturities....................................................         16        157
                                                                             ---------  ---------
Long term debt.............................................................  $     717  $     832
                                                                             ---------  ---------
                                                                             ---------  ---------

    Other long-term debt at September 30, 1996 includes $82 million of notes payable with maturities due within one year which the Company expects to repay using borrowings under the revolving credit portion of the Company's bank credit facility (the "Existing Credit Facility") described below. Of this amount, $75 million was borrowed under uncommitted short-term lines of credit as described below.

    On December 21, 1995, the Company entered into the Existing Credit Facility, which consists of a 4 1/2--year secured amortizing term loan facility in the amount of $400 million and a 5-year secured revolving credit facility of $575 million (including a swingline loan facility in the amount of up to $50 million and a letter of credit facility in the amount of up to $50 million). Upon entering into the Existing Credit Facility, the Company repaid all loans outstanding under its previous bank credit facility with amounts borrowed at lower rates under the new facility. The Existing Credit Facility is guaranteed by the Company's subsidiaries that are U.S. corporations and is secured by a first priority security interest in, and pledge of, all outstanding capital stock of the Company's direct and indirect subsidiaries that are U.S. corporations and 65% of the capital stock of a foreign subsidiary which holds the shares of other foreign subsidiaries of the Company. The term loan facility is subject to certain mandatory prepayments from asset sales which will be applied to the scheduled installments of the term loan on a pro rata basis. Amortization payments may be satisfied by borrowing under the existing revolving credit facility to the extent there is availability thereunder. As such, current maturities of long-term debt includes approximately $14 million related to mandatory prepayments required as a result of the September 1996 sales of the assets of Jade and Franklin (See Note 4) and the October 1996 sale of the assets of Tube-Tex (See Note 17).

    The Existing Credit Facility places restrictions on, among other things, dividends, liens, acquisitions and additional indebtedness. It also requires compliance with covenants as to minimum net worth and certain other financial ratios. On June 18, 1996, the Existing Credit Facility was amended to increase the amount of permitted investments and unsecured indebtedness of the Company and its subsidiaries.

    The interest rates for loans outstanding under the Existing Credit Facility are based on specified spreads over, at the option of the Company, (a) the London interbank offered rate ("LIBOR") or (b) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or the federal funds rate in effect on such day (the "Base Rate"). The spread on LIBOR-based borrowings ranges between 62.5 and 150 basis points and the spread on Base Rate borrowings ranges between zero and 50 basis points, and are adjusted quarterly based on a Consolidated Leverage Ratio specified in the Existing Credit Facility. At September 30, 1996, the spreads were 62.5 basis points

                             U.S. INDUSTRIES, INC.

NOTE 5--EXISTING CREDIT FACILITY AND INTEREST RATE SWAP AGREEMENTS (CONTINUED) and zero basis points, respectively. At September 30, 1996, three-month LIBOR was 5.625% per annum. A commitment fee is payable on a quarterly basis in arrears to the lenders under the Existing Credit Facility on the aggregate unused amount of the revolving credit facility. The commitment fee ranges between 15 and 30 basis points per annum and is adjusted quarterly based on the Consolidated Leverage Ratio. At September 30, 1996, it was 15 basis points per annum.

    Aggregate maturities of long-term debt for each of the next five fiscal years are as follows:

                                                                                    (IN MILLIONS)
                                                                                    -------------
1997..............................................................................    $      16
1998..............................................................................    $     114
1999..............................................................................    $      89
2000..............................................................................    $     182
2001..............................................................................    $     325

    The Company maintains uncommitted short-term lines of credit with a number of banks under which $200 million could be borrowed at September 30, 1996 on such terms as the Company and the banks may agree. Borrowing under the lines of credit are classified as long-term as the Company expects to repay the borrowings with the revolving credit portion of the Existing Credit Facility. There are no fees or compensating balances associated with these borrowings. Amounts outstanding under these lines of credit at September 30, 1996 were $75 million, at an average interest rate of 5.74%.

    Interest paid, including amounts under swap agreements, during fiscal 1996, 1995 and 1994 was $63 million, $90 million, and $93 million, respectively (which included interest paid to Hanson of $60 million and $90 million in 1995 and 1994, respectively).

    Including amounts available under the Existing Credit Facility as discussed above, the Company has $106 million available under unused letters of credit at September 30, 1996.

    At September 30, 1996, the Company had outstanding interest rate protection agreements with several banks covering an aggregate notional amount of $500 million to exchange variable rate interest payment obligations under the respective credit facilities for fixed rate obligations (without the exchange of the underlying principal amounts) to manage interest rate exposures in a manner consistent with the Company's credit facility requirements. See Note 2 regarding the fair value of swap agreements outstanding at September 30, 1996. Under the interest rate protection agreements, the Company receives a floating rate based on three-month LIBOR and pays a weighted average fixed rate of 6.86%. Net payments under the agreements amounted to approximately $7 million and $2 million, for the years ended September 30, 1996 and 1995, respectively.

    In conjunction with the Company's repayment of all loans outstanding under its previous credit facility during the first quarter of fiscal 1996, a net-of-tax, noncash, extraordinary charge of approximately $25 million was incurred to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with the interest rate protection agreements hedging its previous credit facility. These agreements have subsequently been designated as hedges of the indebtedness incurred under the Existing Credit Facility.

    The Company has entered into various interest rate protection agreements with several banks to manage its interest rate exposures. Under the interest rate protection agreements, the Company will

                             U.S. INDUSTRIES, INC.

NOTE 5--EXISTING CREDIT FACILITY AND INTEREST RATE SWAP AGREEMENTS (CONTINUED) receive a floating rate based on three-month LIBOR and will pay a weighted average fixed rate on the various agreements which will range from 6.23% to 6.95%. The aggregate notional amounts for periods covered by such agreements are as follows:

September 30, 1996 through May 30, 1997........................  $500 million
May 30, 1997 through September 30, 1997........................  $450 million
September 30, 1997 through May 30, 1998........................  $300 million
May 30, 1998 through September 30, 1998........................  $200 million

    In all cases, the protection agreements are of notional amounts and maturities that relate to specific portions of debt under the credit facility. The Company anticipates that its debt levels will exceed the notional amount of the interest rate protection agreements for the relevant periods.

NOTE 6--PENSION PLANS

DOMESTIC BENEFIT PLANS

    The Company and its subsidiaries have noncontributory defined benefit pension plans covering substantially all of its United States employees. The benefits under these plans are based primarily on years of credited service and compensation as defined under the respective plan provisions. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

    The Company and its subsidiaries also sponsor defined contribution plans and participate in multiemployer plans, which provide defined benefits to union employees of the Company's subsidiaries. Contributions relating to defined contribution plans are made based upon the respective plans' provisions. Contributions relating to multiemployer plans are based on negotiated collective bargaining agreements.

    Net periodic pension cost for the Company's defined benefit plans covering employees in the United States and the total contributions charged to pension expense for defined contribution and multiemployer plans covering employees in the United States are:

                                                                                                      (IN MILLIONS)
                                                                                               FOR THE FISCAL YEARS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                             -------------------------------
                                                                                               1996       1995       1994
                                                                                             ---------  ---------  ---------
DEFINED BENEFIT PLANS:
Service cost--benefits earned during the period............................................  $      11  $       9  $      10
Interest cost on projected benefit obligation..............................................         19         18         17
Actual return on plan assets...............................................................        (39)       (39)        (9)
Net amortization and deferral..............................................................         12         13        (16)
                                                                                                   ---        ---        ---
      Net periodic pension cost for defined benefit plans..................................          3          1          2
Defined contribution plans.................................................................          6          6          5
Multiemployer plans........................................................................         --          1          2
                                                                                                   ---        ---        ---
      Total pension expense................................................................  $       9  $       8  $       9
                                                                                                   ---        ---        ---
                                                                                                   ---        ---        ---

                             U.S. INDUSTRIES, INC.

NOTE 6--PENSION PLANS (CONTINUED)
    Assumptions used in the accounting for the defined benefit plans were as follows:

                                                                                           FOR THE FISCAL YEARS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                        ---------------------------------
                                                                                          1996       1995        1994
                                                                                        ---------  ---------     -----
Weighted average discount rates.......................................................       7.75%      7.75%        8.5%
Rates of increase in compensation levels..............................................        4.5%       4.5%        4.5%
Expected long-term rate of return on assets...........................................        9.0%       9.0%        9.0%

    The change in the weighted average discount rate from 8.5% for fiscal 1994 to 7.75% for fiscal 1995 and other actuarial assumptions caused the projected benefit obligation at September 30, 1995 to increase by approximately $29 million.

    The funded status and amounts recognized in the consolidated balance sheets at September 30, 1996 and 1995 for the Company's defined benefit pension plans covering employees in the United States are:

                                                                    1996                                1995
                                                     ----------------------------------  ----------------------------------
                                                       PLANS WHOSE       PLANS WHOSE       PLANS WHOSE       PLANS WHOSE
                                                      ASSETS EXCEED      ACCUMULATED      ASSETS EXCEED      ACCUMULATED
                                                       ACCUMULATED     BENEFITS EXCEED     ACCUMULATED     BENEFITS EXCEED
                                                        BENEFITS           ASSETS           BENEFITS           ASSETS
                                                     ---------------  -----------------  ---------------  -----------------

                                                                                 (IN MILLIONS)
Actuarial present value of benefit obligations:
  Vested benefit obligation........................     $    (165)        $     (55)        $    (153)        $     (51)
  Nonvested benefit obligation.....................            (6)               (9)               (6)               (8)
                                                            -----               ---             -----               ---
Accumulated benefit obligation.....................     $    (171)        $     (64)        $    (159)        $     (59)
                                                            -----               ---             -----               ---
                                                            -----               ---             -----               ---
Projected benefit obligation.......................     $    (195)        $     (68)        $    (183)        $     (62)
Plan assets at fair value..........................           283                51               254                44
                                                            -----               ---             -----               ---
Projected benefit obligation less than (or in
  excess of) plan assets...........................     $      88         $     (17)        $      71         $     (18)
Add (deduct):
  Unrecognized prior service cost..................             2                10                 2                 9
  Unrecognized net (gain) loss.....................           (38)                2               (27)                4
  Unrecognized net (asset) obligation at date of
    adoption, net of amortization..................            (9)                1               (11)                1
  Adjustment required to recognize minimum
    liability......................................            --                (9)               --               (11)
                                                            -----               ---             -----               ---
Prepaid (accrued) pension costs....................     $      43         $     (13)        $      35         $     (15)
                                                            -----               ---             -----               ---
                                                            -----               ---             -----               ---

    The plans' assets are primarily included in a master trust which principally invests in listed stocks and bonds, including common stock of the Company which, at market value, comprises less than 1% of the master trust's assets at September 30, 1996 and 1995.

                             U.S. INDUSTRIES, INC.

NOTE 6--PENSION PLANS (CONTINUED)
FOREIGN BENEFIT ARRANGEMENTS

    Pension and other employee benefits of the Company's foreign subsidiaries are primarily provided by government sponsored plans and are being accrued currently over the period of active employment. The costs of such plans were not significant during fiscal 1996, 1995 and 1994.

NOTE 7--POSTRETIREMENT PLANS

    The Company provides health care and life insurance benefits to certain groups of retirees. In 1994 the Company adopted Financial Accounting Standards Board SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The effect of adopting the new rules did not have a material effect on the Company's Invested Capital or fiscal 1994 net periodic postretirement benefit cost as the Company had provided for the unfunded obligation for most post employment benefits as part of its accounting for certain business combinations.

    The following table presents the plan's unfunded status reconciled with amounts recognized in the Company's consolidated balance sheets:

                                                                                 (IN MILLIONS)
                                                                                AT SEPTEMBER 30,
                                                                              --------------------
                                                                                1996       1995
                                                                              ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees..................................................................  $     (12) $     (12)
  Fully eligible active plan participants...................................         (3)        (4)
  Other active plan participants............................................         (7)        (8)
                                                                                    ---        ---
  Accumulated postretirement benefit obligation.............................        (22)       (24)
Unrecognized net loss.......................................................         --          3
                                                                                    ---        ---
Accrued postretirement benefit cost.........................................  $     (22) $     (21)
                                                                                    ---        ---
                                                                                    ---        ---

    Net periodic postretirement benefit cost includes the following components:

                                                                                    (IN MILLIONS)
                                                                        FOR THE FISCAL YEARS ENDED SEPTEMBER
                                                                                         30,
                                                                        -------------------------------------
                                                                           1996         1995         1994
                                                                           -----        -----        -----
Service cost..........................................................   $       1    $       1    $       1
Interest cost.........................................................           1            1            1
                                                                                --           --           --
Net periodic postretirement benefit cost..............................   $       2    $       2    $       2
                                                                                --           --           --
                                                                                --           --           --

    The weighted average annual assumed rate of increase in the health care cost trend rate is 12.0% for fiscal 1996 and is assumed to decrease .5% a year to 6.0%. The effect of increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of September 30, 1996 by $2 million and the aggregate of service and interest components of net periodic post retirement benefit for 1996 by $0.3 million.

    The weighted average discount rate used was 7.75% at September 30, 1996 and 1995.

                             U.S. INDUSTRIES, INC.

NOTE 8--LEASES

    Rental expense for operating leases is:

                                                                                    (IN MILLIONS)
                                                                        FOR THE FISCAL YEARS ENDED SEPTEMBER
                                                                                         30,
                                                                        -------------------------------------
                                                                           1996         1995         1994
                                                                           -----        -----        -----
Minimum rentals.......................................................   $      22    $      20    $      18
Contingent rentals....................................................           2            2            2
                                                                               ---          ---          ---
                                                                         $      24    $      22    $      20
                                                                               ---          ---          ---
                                                                               ---          ---          ---

    Future minimum rental commitments under noncancellable operating leases as of September 30, 1996 are:

                                                                                      (IN
                                                                                   MILLIONS)
                                                                                  ------------
1997............................................................................  $         20
1998............................................................................  $         15
1999............................................................................  $         11
2000............................................................................  $          5
2001............................................................................  $          4
Thereafter......................................................................  $         13

NOTE 9--INCOME TAXES

    Income (loss) before income taxes, discontinued operations and extraordinary loss consists of:

                                                                                    (IN MILLIONS)
                                                                             FOR THE FISCAL YEARS ENDED
                                                                                    SEPTEMBER 30,
                                                                          ---------------------------------
                                                                            1996       1995        1994
                                                                          ---------  ---------     -----
United States...........................................................  $     118  $     (71)  $      45
Foreign.................................................................         55         52          33
                                                                          ---------        ---         ---
                                                                          $     173  $     (19)  $      78
                                                                          ---------        ---         ---
                                                                          ---------        ---         ---

                             U.S. INDUSTRIES, INC.

NOTE 9--INCOME TAXES (CONTINUED)
    The provisions for federal, foreign, and state income taxes attributable to income (loss) from continuing operations consist of:

                                                                                    (IN MILLIONS)
                                                                        FOR THE FISCAL YEARS ENDED SEPTEMBER
                                                                                         30,
                                                                        -------------------------------------
                                                                           1996         1995         1994
                                                                           -----        -----        -----
Current:
  Federal.............................................................   $      38    $      10    $      18
  Foreign.............................................................          23           19           15
  State...............................................................           6            7            4
                                                                               ---          ---          ---
                                                                                67           36           37
  Deferred............................................................          11           12           (4)
                                                                               ---          ---          ---
                                                                         $      78    $      48    $      33
                                                                               ---          ---          ---
                                                                               ---          ---          ---

                             U.S. INDUSTRIES, INC.

NOTE 9--INCOME TAXES (CONTINUED)
    The Company's effective income tax provision attributable to continuing operations differs from the statutory federal income tax provision (benefit) as follows:

                                                                                    (IN MILLIONS)
                                                                        FOR THE FISCAL YEARS ENDED SEPTEMBER
                                                                                         30,
                                                                        -------------------------------------
                                                                           1996         1995         1994
                                                                           -----        -----        -----
Computed "expected" income tax (benefit) provision....................   $      61    $      (7)   $      27
Foreign income tax differential.......................................           4            1            3
State income taxes (net of federal benefit)...........................           4            5            3
Goodwill amortization.................................................           5            6            6
Goodwill impairment...................................................                       39
Miscellaneous.........................................................           4            4           (6)
                                                                                             --
                                                                               ---                       ---
                                                                         $      78    $      48    $      33
                                                                                             --
                                                                                             --
                                                                               ---                       ---
                                                                               ---                       ---
Significant components of deferred taxes are:

                                                                                 (IN MILLIONS)
                                                                                AT SEPTEMBER 30,
                                                                             ----------------------
                                                                               1996        1995
                                                                             ---------     -----
Deferred tax liabilities:
  Property, plant and equipment............................................  $      15   $      11
  Inventory................................................................          1          21
  Net pension assets.......................................................         14           6
  Other....................................................................          3          11
                                                                             ---------         ---
  Total deferred tax liabilities...........................................         33          49
Deferred tax assets:
  Accruals and allowances..................................................         67          26
  Postretirement benefits..................................................          7           9
  Deductible goodwill......................................................         26          20
                                                                             ---------         ---
  Total deferred tax assets................................................        100          55
                                                                             ---------         ---
  Net deferred tax asset...................................................  $      67   $       6
                                                                             ---------         ---
                                                                             ---------         ---

    In addition to the $11 million deferred tax provision in 1996, the deferred taxes were effected by the deferred tax benefit discussed in Note 1, the impact of acquisitions, reclassifications of discontinued businesses and the extraordinary charge.

                             U.S. INDUSTRIES, INC.

NOTE 9--INCOME TAXES (CONTINUED)
    The classification of such deferred tax balances is:

                                                                                 (IN MILLIONS)
                                                                                AT SEPTEMBER 30,
                                                                              --------------------
                                                                                1996       1995
                                                                              ---------  ---------
Current asset...............................................................  $      44  $      11
Current liability...........................................................         (1)       (11)
                                                                                    ---        ---
                                                                                     43          0
                                                                                    ---        ---
Noncurrent asset............................................................         56         44
Noncurrent liability........................................................        (32)       (38)
                                                                                    ---        ---
                                                                                     24          6
                                                                                    ---        ---
Net deferred tax asset......................................................  $      67  $       6
                                                                                    ---        ---
                                                                                    ---        ---

Income taxes paid during fiscal 1996 were $62 million.

NOTE 10--STOCK OPTION PLAN

    Prior to the Demerger, the Company adopted a stock incentive plan (the "Stock Option Plan") providing for awards of restricted common stock and grants of options to purchase common stock to key employees of the Company and its designated subsidiaries, at prices equal to the fair market value of the shares at the date of grant, and for formula grants of Common Stock to non-employee directors of the Company.

    In June 1995, a total of 1,843,330 restricted shares of Common Stock were awarded to certain key employees and a total of 6,000 shares of common stock were issued to non-employee directors. As holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions, such restricted stock is considered to be issued and outstanding. Restrictions on the shares will expire over seven years. Unearned restricted stock of $26 million was recorded at June 8, 1995 based on the market value of the shares on the date of issuance and is included as a separate component of stockholders' equity.

    In fiscal 1996, a total of 72,173 incentive shares were awarded to certain key employees and a total of 13,822 shares of common stock were issued to non-employee directors (1,000 of which were issued from treasury). The incentive shares, 61,000 of which were issued from treasury, are substantially identical in terms of issuance and restrictions to the restricted stock discussed above. Based on the market value of the shares on the various dates of issuance, $2 million of additional unearned restricted stock was recorded during fiscal 1996. A total of 8,487 restricted shares issued in fiscal 1995 were purchased for treasury at $17 1/8 per share by the Company in fiscal 1996. Additionally 16,973 restricted shares were forfeited in fiscal 1996.

                             U.S. INDUSTRIES, INC.

NOTE 10--STOCK OPTION PLAN (CONTINUED)
    The following information relates to options to purchase common stock under the Stock Option Plan for the fiscal years ended September 30:

                                                                    1996            1995
                                                               --------------  --------------
Options outstanding at beginning of year.....................       2,692,063        --
Granted......................................................         221,315       2,692,063
Exercised (at $13 1/8 per share).............................         (39,138)       --
Forfeited....................................................         (89,692)       --
Purchased by Company.........................................         (14,698)       --
                                                               --------------  --------------
Options outstanding at end of year...........................       2,769,850       2,692,063
                                                               --------------  --------------
                                                               --------------  --------------
Exercise price per share of options outstanding..............  $13 1/8--$26 1/2 $13 1/8--$14 3/8
                                                               --------------  --------------
                                                               --------------  --------------

    Options granted under the Stock Option Plan vest in four equal installments from the date of grant. Options to purchase 644,895 shares were exercisable at September 30, 1996. The Company had authorization under the Stock Option Plan to grant 703,320 and 808,607 additional options at the end of fiscal 1996 and 1995, respectively.

NOTE 11--CHANGE IN METHOD OF EVALUATING GOODWILL IMPAIRMENT

    Prior to the Demerger, the recoverability of goodwill of the Company's businesses was evaluated by Hanson using projected undiscounted cash flows. At June 6, 1995, goodwill from acquisitions, prior to restatement for discontinuance of operations, aggregated $616.2 million, net of accumulated amortization of $238.3 million. During the quarter ended June 30, 1995, as a result of a comprehensive review of accounting policies, the Company adopted a new policy for evaluating the recoverability of goodwill and measuring its impairment based on the fair value approach. The Company believes that, in its circumstances, the fair value method of evaluating the recoverability of goodwill and measuring its impairment is preferable to the projected undiscounted cash flow method. Significant asset sales have been and may be required to meet the Company's debt amortization requirements; therefore, some of the Company's businesses will not be owned for a period of time sufficient to recover their goodwill through operations. The fair value approach measures the recoverability of goodwill based on the amount for which a business could be sold in an arms-length transaction. The Company believes this is a better indicator of the extent to which the goodwill may not be recoverable and, therefore, may be impaired. This change in the method of evaluating the recoverability of goodwill resulted in the recording of a pre-tax charge to continuing operations of $111 million to reflect permanent goodwill impairment in the quarter ended June 30, 1995, resulting in a reduction in goodwill amortization expense of approximately $1.65 million quarterly and approximately $6.6 million annually.

    The fair value methodology was applied on a separate company basis using ranges of fair values obtained from independent appraisers retained during the Demerger. In developing these ranges, the independent appraisers considered, among other things, (a) publicly available information, (b) financial projections of each business, (c) the future prospects of each business as discussed with senior operating and financial management, (d) publicly available information regarding comparable publicly traded companies in each industry, (e) market prices, capitalizations and trading multiples of comparable public companies and (f) other information deemed relevant. In reviewing these valuations and considering the need to record a charge for permanent goodwill impairment, the Company also evaluated solicited and

                             U.S. INDUSTRIES, INC.

NOTE 11--CHANGE IN METHOD OF EVALUATING GOODWILL IMPAIRMENT (CONTINUED) unsolicited bids for businesses and considered whether the factors giving rise to indicated impairments were temporary or permanent. The Company has recorded charges to operations for all permanent impairments of goodwill. See Note 2.

NOTE 12--NON-RECURRING CHARGES

    During June 1995, the Company incurred non-recurring charges aggregating $2 million associated with the closing of underutilized facilities of the Lighting Products and Systems Operations. The charge includes accruals for lease costs of vacated facilities and severance payments related to a facility that the Company is closing.

NOTE 13--COMMITMENTS AND CONTINGENCIES

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

    A number of present and former operating units of the Company have been named as Potentially Responsible Parties ("PRPs") at approximately 13 off-site disposal sites under CERCLA or comparable state statutes in a number of federal and state proceedings. In each of these matters the operating unit of the Company is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner.

    At September 30, 1996, the Company had accrued approximately $15 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between approximately $7 million and $18 million.

    Also, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation and environmental matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                             U.S. INDUSTRIES, INC.

NOTE 14--SEGMENT DATA

    The Company's continuing operations are classified into three business segments: consumer, building products, and industrial. These operations are conducted primarily in the United States, and to a lesser extent, in other regions of the world. Export sales represented 14%, 13% and 12% of the Company's total net sales for fiscal years 1996, 1995 and 1994, respectively. The principal international markets served by the Company include Europe, and to a lesser extent South America, Canada and the Asia-Pacific region.

                                                                                                (IN MILLIONS)
                                                                                         FOR THE FISCAL YEARS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
NET SALES
  Consumer Group
    Houswares........................................................................  $     411  $     342  $     318
    Recreation and Leisure Products..................................................        284        269        282
    Footwear and Textiles............................................................        240        261        269
                                                                                       ---------  ---------  ---------
                                                                                             935        872        869
                                                                                       ---------  ---------  ---------
  Building Products Group
    Bath Products....................................................................        332        283        261
    Lighting Products and Systems....................................................        508        492        446
                                                                                       ---------  ---------  ---------
                                                                                             840        775        707
                                                                                       ---------  ---------  ---------
  Industrial Group
    Automotive Components............................................................        390        380        383
    Other Industrial Products........................................................         68         67         56
                                                                                       ---------  ---------  ---------
                                                                                             458        447        439
                                                                                       ---------  ---------  ---------
    TOTAL NET SALES..................................................................  $   2,233  $   2,094  $   2,015
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
OPERATING INCOME (LOSS)
  Consumer Group
    Housewares.......................................................................  $      88  $      67  $      63
    Recreation and Leisure Products..................................................          8         (2)        35
    Footwear and Textiles............................................................         24         25         26
                                                                                       ---------  ---------  ---------
                                                                                             120         90        124
                                                                                       ---------  ---------  ---------
  Building Products Group
    Bath Products....................................................................         55         49         42
    Lighting Products and Systems....................................................         36        (74)        14
                                                                                       ---------  ---------  ---------
                                                                                              91        (25)        56
                                                                                       ---------  ---------  ---------
  Industrial Group
    Automotive Components............................................................         38         37         39
    Other Industrial Products........................................................          6          5          2
                                                                                       ---------  ---------  ---------
                                                                                              44         42         41
                                                                                       ---------  ---------  ---------
    Total Operating Income before corporate
      expenses and management fees...................................................        255        107        221
  Corporate expenses and management fees.............................................        (27)       (27)       (28)
                                                                                       ---------  ---------  ---------
    TOTAL OPERATING INCOME...........................................................  $     228  $      80  $     193
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                             U.S. INDUSTRIES, INC.

NOTE 14--SEGMENT DATA (CONTINUED)
    Fiscal 1995 operating income includes non-recurring charges of $13 million related to the Recreation and Leisure Products Operations and $100 million related to the Lighting Products and Systems Operations.

                                                                                                (IN MILLIONS)
                                                                                         FOR THE FISCAL YEARS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
INDENTIFIABLE ASSETS AT SEPTEMBER 30
  Consumer Group
    Housewares.......................................................................  $     320  $     240  $     220
    Recreation and Leisure Products..................................................        236        232        254
    Footwear and Textiles............................................................        175        187        187
                                                                                       ---------  ---------  ---------
                                                                                             731        659        661
                                                                                       ---------  ---------  ---------
  Building Products Group
    Bath Products....................................................................        335        304        255
    Lighting Products and Systems....................................................        281        270        372
                                                                                       ---------  ---------  ---------
                                                                                             616        574        627
                                                                                       ---------  ---------  ---------
  Industrial Group
    Automotive Components............................................................        255        218        237
    Other Industrial Products........................................................         82         79         58
                                                                                       ---------  ---------  ---------
                                                                                             337        297        295
  Corporate..........................................................................        111        140        189
                                                                                       ---------  ---------  ---------
  Total for continuing operations....................................................      1,795      1,670      1,772
  Net assets held for disposition....................................................         26        197        454
                                                                                       ---------  ---------  ---------
    TOTAL IDENTIFIABLE ASSETS........................................................  $   1,821  $   1,867  $   2,226
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
DEPRECIATION AND GOODWILL AMORTIZATION
  Consumer Group
    Housewares.......................................................................  $       8  $       7  $       6
    Recreation and Leisure Products..................................................         12         11          9
    Footwear and Textiles............................................................          5          4          4
                                                                                       ---------  ---------  ---------
                                                                                              25         22         19
                                                                                       ---------  ---------  ---------
  Building Products Group
    Bath Products....................................................................          7          6          7
    Lighting Products and Systems....................................................          9         13         15
                                                                                       ---------  ---------  ---------
                                                                                              16         19         22
                                                                                       ---------  ---------  ---------
  Industrial Group
    Automotive Components............................................................         10         10          9
    Other Industrial Products........................................................          4          4          5
                                                                                       ---------  ---------  ---------
                                                                                              14         14         14
                                                                                       ---------  ---------  ---------
TOTAL DEPRECIATION AND GOODWILL AMORTIZATION.........................................  $      55  $      55  $      55
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                             U.S. INDUSTRIES, INC.

NOTE 14--SEGMENT DATA (CONTINUED)

                                                                                       (IN MILLIONS)
                                                                                FOR THE FISCAL YEARS ENDED
                                                                                       SEPTEMBER 30,
                                                                           -------------------------------------
                                                                              1996         1995         1994
                                                                              -----        -----        -----
CAPITAL EXPENDITURES
  Consumer Group
    Housewares...........................................................   $       9    $      11    $      12
    Recreation and Leisure Products......................................          11           16           15
    Footwear and Textiles................................................           2            4            3
                                                                                  ---          ---          ---
                                                                                   22           31           30
                                                                                  ---          ---          ---
  Building Products Group
    Bath Products........................................................           8            4            2
    Lighting Products and Systems........................................          10            8            7
                                                                                  ---          ---          ---
                                                                                   18           12            9
  Industrial Group
    Automotive Components................................................           7            9            8
    Other Industrial Products............................................           3            1            4
                                                                                  ---          ---          ---
                                                                                   10           10           12
  Corporate..............................................................      --               11       --
                                                                                  ---          ---          ---
    TOTAL CAPITAL EXPENDITURES...........................................   $      50    $      64    $      51
                                                                                  ---          ---          ---
                                                                                  ---          ---          ---

NOTE 15--GEOGRAPHIC AREAS--FINANCIAL DATA

    The following table presents certain data by geographic areas:

                                                                            (IN MILLIONS)
                                                                     FOR THE FISCAL YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
NET SALES
  United States..................................................  $   2,011  $   1,900  $   1,845
  Foreign........................................................        222        194        170
OPERATING EARNINGS
  United States..................................................  $     175  $      36  $     152
  Foreign........................................................         53         44         41
IDENTIFIABLE ASSETS
  United States..................................................  $   1,609  $   1,675  $   2,066
  Foreign........................................................        212        192        160

    The Company's foreign operations are based predominantly in Europe, and to a lesser extent in South America, Canada and the Asia-Pacific region. United States export sales to customers throughout the world were $312 million, $273 million and $236 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Fiscal 1995 United States operating earnings includes non-recurring charges of

                             U.S. INDUSTRIES, INC.

NOTE 15--GEOGRAPHIC AREAS--FINANCIAL DATA (CONTINUED)
$113 million to write-off permanently impaired goodwill from previous acquisitions and to consolidate underutilized Lighting Products and Systems Operations facilities. (See Notes 2, 11 and 12).

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial information for the fiscal years ended September 30, 1996 and 1995 is as follows (dollars in millions, except per share data):

                                                                      1996                                   1995
                                               --------------------------------------------------  ------------------------
QUARTER ENDED                                   SEPT. 30      JUNE 30     MARCH 31      DEC. 31     SEPT. 30      JUNE 30
---------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
Net sales....................................   $     601    $     586    $     546    $     500    $     538    $     528
Gross profit.................................         199          182          178          164          175          167
Income (loss) before extraordinary loss......          38           24           15           81           44         (159)
Net income (loss)............................          38           24           15           56           44         (159)
Income (loss) before extraordinary loss per
  share......................................        0.72         0.46         0.30         1.50         0.82           --
Net income per share.........................        0.72         0.46         0.30         1.04         0.82           --
Pro forma net income (loss)..................          --           --           --           --           --         (161)
Pro forma net income (loss) per common
  share......................................          --           --           --           --           --        (3.00)


QUARTER ENDED                                   MARCH 31      DEC. 31
---------------------------------------------  -----------  -----------
Net sales....................................   $     539    $     489
Gross profit.................................         167          157
Income (loss) before extraordinary loss......          14           12
Net income (loss)............................          14           12
Income (loss) before extraordinary loss per
  share......................................          --           --
Net income per share.........................          --           --
Pro forma net income (loss)..................          10            8
Pro forma net income (loss) per common
  share......................................        0.19         0.15

    Certain of the amounts above have been restated from the amounts reported in the Company's reports on Form 10-Q for the disposal of businesses. See Notes 3, 4, 5, 11 and 12 regarding transactions that affect comparability of quarterly data.

NOTE 17--SUBSEQUENT EVENTS (UNAUDITED)

    In October 1996, the Company sold most of the assets of Tube-Tex for gross cash consideration of $21 million and a note for $1 million. There was no gain or loss as the proceeds generated from this transaction approximated the net carrying amount of the assets sold.

    In November 1996, the Company entered into an agreement to sell certain assets of QPF, Inc. for approximately $43 million in cash. Although the Company has received a deposit from the prospective purchaser, closing is subject to resolution of the contingencies set forth in the asset purchase agreement.

    In October 1996, the Company entered into interest rate protection agreements (the "Treasury Locks") in the aggregate notional amount of $120 million in connection with its consideration of refinancing indebtedeness outstanding under the Existing Credit Facility using the proceeds of an offering of senior unsecured notes of a subsidiary, to be guaranteed by the Company, and borrowings under a new revolving credit facility. The Treasury Locks effectively fix the interest rates tied to such proposed note offering to the relevant United States government treasury securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information included under the caption "Executive Officers" in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

    The information to be included under the caption "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the annual meeting of the Company's stockholders to be held on February 6, 1997 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information to be included under the caption "Execution Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information to be included under the caption "Ownership of Common Stock" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information to be included under the caption "Executive
Compensation--Compensation Committee Interlocks and Insider Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

    (a) Listing of Documents

        (1) FINANCIAL STATEMENTS. The Company's Consolidated (Combined) Financial Statements included in Item 8 hereof, as required at September 30, 1996 and 1995, and for the years ended September 30, 1996, 1995 and 1994, consist of the following:

           Consolidated (Combined) Statements of Operations
           Consolidated Balance Sheets
           Consolidated (Combined) Statements of Cash Flows
           Consolidated (Combined) Statements of Changes in Stockholders' Equity/Invested Capital
           Notes to Consolidated (Combined) Financial Statements

        (2) FINANCIAL STATEMENT SCHEDULE.

        Financial Statement Schedule of the Company appended hereto, as required for the years ended September 30, 1996, 1995 and 1994, consists of the following:

           II. Valuation and Qualifying Accounts

        (3) MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS.

--Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
  Hanson Industries and David H. Clarke (filed as Exhibit 10.9 to The Company's
  Registration Statement on Form 10, dated April 21, 1995 (the "Form 10")).*
--First Amendment, dated June 12, 1995, to the Employment Agreement, dated
  February 22, 1995, between the Company and David H. Clarke (filed as Exhibit
  10.19(b) to the Company's Report on Form 10-K for the fiscal year ended
  September 30, 1995 (the "1995 10-K")).*
--Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
  Hanson Industries and John G. Raos (filed as Exhibit 10.10 to the Form 10).*
--First Amendment, dated June 12, 1995, to the Employment Agreement, dated
  February 22, 1995, between the Company and John G. Raos (filed as Exhibit
  10.20(b) to the 1995 10-K).*
--Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
  Hanson Industries and John S. Oldford (filed as Exhibit 10.11 to the Form
  10).*
--First Amendment, dated June 12, 1995, to the Employment Agreement, dated
  February 22, 1995, between the Company and John S. Oldford (filed as Exhibit
  10.21(b) to the 1995 10-K).*
--Employment Agreement, dated March 1, 1995, among Hanson PLC, the Company,
  Hanson Industries and Christian R. Guntner (filed as Exhibit 10.12 to the
  Form 10).*
--First Amendment, dated June 12, 1995, to the Employment Agreement, dated
  March 1, 1995, between the Company and Christian R. Guntner (filed as Exhibit
  10.22(b) to the 1995 10-K).*
--Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
  Hanson Industries and John A. Mistretta (filed as Exhibit 10.23(a) to the
  1995 10-K).*
--First Amendment, dated June 12, 1995, to the Employment Agreement, dated
  February 22, 1995, between the Company and John A. Mistretta (filed as
  Exhibit 10.23(b) to the 1995 10-K).*
--U.S. Industries, Inc. Stock Option Plan (filed as Exhibit 10.13 to the Form
  10).*
--U.S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the Form 10).*
--U.S. Industries, Inc. Long Term Incentive Plan (filed as Exhibit 10.15 to the
  Form 10).*

------------------------

*   Incorporated by reference

    (b) Reports on Form 8-K.

           Not applicable.

    (c) Exhibits.

      3.1  --Form of Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1,
             1995 (the "Third Quarter 1994 10-Q")).*
           --Form of Certificate of Designations of the Series A Junior Preferred Stock
             (filed as Exhibit 2 to the Third Quarter 1994 10-Q)).*
      3.2  --Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Form
             10).*
      4.1  --Specimen form of certificate representing shares of Common Stock of the Company
             (filed as Exhibit 4.1 to the Form 10).*
     10.1  --Stock Purchase Agreement, dated May 30, 1995, between USI American Holdings,
             Inc. and HM Holdings, Inc. (filed as Exhibit 10.1 to the 1995 10-K).*
     10.2  --Stock Purchase Agreement, dated May 30, 1995, between USI American Holdings,
             Inc. and Kaiser Cement Corporation. (filed as Exhibit 10.2 to the 1995 10-K).*
     10.3  --Stock Purchase Agreement, dated May 30, 1995, between USI American Holdings,
             Inc. and Kidde Industries, Inc. (filed as Exhibit 10.3 to the 1995 10-K).*
     10.4  --Stock Purchase Agreement, dated May 30, 1995, between USI American Holdings,
             Inc. and HMB Holdings, Inc. (filed as Exhibit 10.4 to the 1995 10-K).*
     10.5  --Proceeds Participation Agreement Relating to the Stock of Smith Corona
             Corporation, dated May 30, 1995, between USI American Holdings, Inc. and Hanson
             Natural Resources Company. (filed as Exhibit 10.5 to the 1995 10-K).*
     10.6  --Stock Purchase Agreement, dated May 30, 1995, between USI American Holdings,
             Inc. and Endicott Johnson Corporation. (filed as Exhibit 10.6 to the 1995
             10-K).*
     10.7  --Asset Purchase Agreement, dated May 30, 1995, between USI American Holdings,
             Inc. and Quantum Chemical Corporation. (filed as Exhibit 10.7 to the 1995
             10-K).*
     10.8  --Asset Purchase Agreement, dated May 30, 1995, between USI American Holdings,
             Inc. and Spartus Corporation. (filed as Exhibit 10.8 to the 1995 10-K).*
     10.9  --Asset Purchase Agreement, dated May 30, 1995, between USI American Holdings,
             Inc. and Endicott Johnson Corporation. (filed as Exhibit 10.9 to the 1995
             10-K).*
    10.10  --Subscription Agreement, dated May 31, 1995, between Hanson PLC and the Company.
             (filed as Exhibit 10.10 to the 1995 10-K).*
    10.11  --Stock Purchase Agreement, dated May 31, 1995, between Hanson PLC and USI
             Overseas Holdings, Ltd. (filed as Exhibit 10.11 to the 1995 10-K).*
    10.12  --Proceeds Participation Agreement, Relating to the Stock of Ground Round
             Restaurants, Inc. dated June 5, 1995, between USI American Holdings, Inc. and HM
             Holdings, Inc. (filed as Exhibit 10.12 to the 1995 10-K).*
    10.13  --Corporate Transition Agreement, dated May 31, 1995, between Hanson Industries,
             HM Anglo-American Ltd., U.S. Industries, Inc. and USI American Holdings, Inc.
             (filed as Exhibit 10.13 to the 1995 10-K).*
    10.14  --Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-
             American Ltd., HM Holdings, Inc., Endicott Johnson Corporation, Kidde
             Industries, Inc., HMB Holdings Inc., Kaiser Cement Corporation, Spartus
             Corporation, U.S. Industries, Inc. and USI American Holdings, Inc. (filed as
             Exhibit 10.14 to the 1995 10-K).*
    10.15  --Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-
             American Ltd., Quantum Chemical Corporation, Endicott Johnson Corporation,
             Spartus Corporation, U.S. Industries, Inc. and USI American Holdings, Inc.
             (filed as Exhibit 10.15 to the 1995 10-K).*

------------------------

*   Incorporated by reference

    10.16(a) --Credit Agreement, dated May 12, 1995, among USI American Holdings, Inc., the
             Company, Various Banks, Bank of America National Trust and Savings Association,
             as Issuing Bank and Swingline Bank, Bank of America National Trust and Savings
             Association as Agent and BA Securities Inc. as Arranger (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March
             31, 1995).*
         (b) --First Amendment and Consent to Credit Agreement, dated as of September 27, 1995, to the Credit Agreement referred to in 10.11(a) above. (filed as Exhibit
             10.16(b) to the 1995 10-K).*
    10.17  --Stock Purchase Agreement dated August 11, 1995 among U.S. Industries, Inc., JUSI
             Holdings, Inc., Jacuzzi (U.K.) Limited and FPI Acquisition Corp. (filed as
             Exhibit 10.17 to the 1995 10-K)*
    10.18  --Stock Purchase Agreement, dated October 20, 1995, between Haworth International,
             Ltd., USI American Holdings, Inc. and joined in by the Company. (filed as
             Exhibit 10.18 to the 1995 10-K)*
    10.19(a) --Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
             Hanson Industries and David H. Clarke (filed as Exhibit 10.9 to the Form 10).*+
         (b) --First Amendment, dated June 12, 1995, to the Employment Agreement, dated
             February 22, 1995, between the Company and David H. Clarke. (filed as Exhibit
             10.19(b) to the 1995 10-K).*+
    10.20(a) --Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
             Hanson Industries and John G. Raos (filed as Exhibit 10.10 to the Form 10).*+
         (b) --First Amendment, dated June 12, 1995, to the Employment Agreement, dated
             February 22, 1995, between John G. Raos and the Company. (filed as Exhibit
             10.20(b) to the 1995 10-K).*+
    10.21(a) --Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
             Hanson Industries and John S. Oldford (filed as Exhibit 10.11 to the Form 10).*+
         (b) --First Amendment, dated June 12, 1995, to the Employment Agreement, dated
             February 22, 1995, between the Company and John S. Oldford. (filed as Exhibit
             10.21(b) to the 1995 10-K).*+
    10.22(a) --Employment Agreement, dated March 1, 1995, among Hanson PLC, the Company, Hanson
             Industries and Christian R. Guntner (filed as Exhibit 10.12 to the Form 10).*+
         (b) --First Amendment, dated June 12, 1995, to the Employment Agreement dated March 1,
             1995, between the Company and Christian R. Guntner. (filed as Exhibit 10.22(b)
             to the 1995 10-K).*+
    10.23(a) --Employment Agreement, dated May 1, 1995, among Hanson PLC, the Company, Hanson
             Industries and John A. Mistretta (filed as Exhibit 10.23(a) to the 1995 10-K).*+
         (b) --First Amendment, dated June 12, 1995, to the Employment Agreement dated May 1,
             1995, between the Company and John A. Mistretta (filed as Exhibit 10.23(b) to the 1995 10-K).*+
    10.24  --U.S. Industries, Inc. Stock Option Plan (filed as Exhibit 10.13 to the Form
             10).*+
    10.25  --U.S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the Form 10).*+
    10.26  --U.S. Industries, Inc. Long Term Incentive Plan (filed as Exhibit 10.15 to the
             Form 10).*+
     21.1  --Subsidiaries of the Company.
     23.1  --Consent of Ernst & Young LLP
     23.2  --Consent of Price Waterhouse LLP
     23.3  --Consent of Deloitte & Touche, LLP
     27.1  --Financial Data Schedule

------------------------

*   Incorporated by reference

+ Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report

    (d) Financial Statement Schedules

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                U.S. INDUSTRIES, INC.

                                By:             /s/ DAVID H. CLARKE
                                     -----------------------------------------
                                                  David H. Clarke
                                             CHAIRMAN OF THE BOARD AND
November 20, 1996                             CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

          SIGNATURE                        TITLE
------------------------------  ---------------------------

                                Chairman of the Board and
     /s/ DAVID H. CLARKE          Chief Executive Officer
------------------------------    (Principal Executive
       David H. Clarke            Officer)

       /s/ JOHN G. RAOS         Director, President and
------------------------------    Chief Operating Officer
         John G. Raos

                                Director, Senior Vice
     /s/ FRANK R. REILLY          President and Chief
------------------------------    Financial Officer
       Frank R. Reilly            (Principal Financial
                                  Officer)

     /s/ BRIAN C. BEAZER        Director
------------------------------
       Brian C. Beazer

   /s/ JOHN J. MCATEE, JR.      Director
------------------------------
     John J. McAtee, Jr.

/s/ THE HON. CHARLES H. PRICE   Director
              II
------------------------------
 The Hon. Charles H. Price II

    /s/ SIR HARRY SOLOMON       Director
------------------------------
      Sir Harry Solomon

    /s/ ROYALL VICTOR III       Director
------------------------------
      Royall Victor III

   /s/ MARK VORDER BRUEGGE      Director
------------------------------
     Mark Vorder Bruegge

      /s/ JAMES O'LEARY         Vice President--Corporate
------------------------------    Controller (Principal
        James O'Leary             Accounting Officer)

                                                                     SCHEDULE II

                             U.S. INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

               COLUMN A                      COLUMN B                        COLUMN C                      COLUMN D
---------------------------------------  -----------------  ------------------------------------------  ---------------
                                                                            ADDITIONS
                                                            ------------------------------------------

                                            BALANCE AT         CHARGED TO
                                           BEGINNING OF           COSTS           CHARGED TO OTHER
              DESCRIPTION                     PERIOD          AND EXPENSES            ACCOUNTS            DEDUCTIONS
---------------------------------------  -----------------  -----------------  -----------------------  ---------------
Year ended September 30, 1994
  Deducted from asset accounts:
    Allowance for doubtful accounts....             24                  9                                        4(1)
Year ended September 30, 1995
  Deducted from asset accounts:
    Allowance for doubtful accounts....             29                 11                                        6(1)
Year ended September 30, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts....             34                  5                                        0(1)

               COLUMN A                      COLUMN E
---------------------------------------  -----------------

                                            BALANCE AT
              DESCRIPTION                  END OF PERIOD
---------------------------------------  -----------------
Year ended September 30, 1994
  Deducted from asset accounts:
    Allowance for doubtful accounts....             29
Year ended September 30, 1995
  Deducted from asset accounts:
    Allowance for doubtful accounts....             34
Year ended September 30, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts....             39

------------------------

(1) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

                                                                                                               PAGE
                                                                                                               -----
     3.1   --Form of Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the
             Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995 (the "Third
             Quarter 1994 10-Q"))*
           --Form of Certificate of Designations of the Series A Junior Preferred Stock (filed as Exhibit
             2 to the Third Quarter 1994 10-Q))*
     3.2   --Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Form 10*
     4.1   --Specimen form of certificate representing shares of Common Stock of the Company (filed as
             Exhibit 4.1 to the Form 10)*
    10.1   --Stock Purchase Agreement, dated May 30, 1995, between USI American Holdings, Inc. and HM
             Holdings, Inc. (filed as Exhibit 10.1 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K"))*
    10.2   --Stock Purchase Agreement, dated May 30, 1995, between USI American Holdings, Inc. and Kaiser
             Cement Corporation. (filed as Exhibit 10.2 to the 1995 10-K)*
    10.3   --Stock Purchase Agreement, dated May 30, 1995, between USI American Holdings, Inc. and Kidde
             Industries, Inc. (filed as Exhibit 10.3 to the 1995 10-K)*
     10.4  --Stock Purchase Agreement, dated May 30, 1995, between USI American
             Holdings, Inc. and HMB Holdings, Inc. (filed as Exhibit 10.4 to the 1995
             10-K)*
     10.5  --Proceeds Participation Agreement Relating to the Stock of Smith Corona
             Corporation, dated May 30, 1995, between USI American Holdings, Inc. and
             Hanson Natural Resources Company. (filed as Exhibit 10.5 to the 1995
             10-K)*
     10.6  --Stock Purchase Agreement, dated May 30, 1995, between USI American
             Holdings, Inc. and Endicott Johnson Corporation. (filed as Exhibit 10.6 to the 1995 10-K)*
     10.7  --Asset Purchase Agreement, dated May 30, 1995, between USI American
             Holdings, Inc. and Quantum Chemical Corporation. (filed as Exhibit 10.7 to the 1995 10-K)*
     10.8  --Asset Purchase Agreement, dated May 30, 1995, between USI American
             Holdings, Inc. and Spartus Corporation. (filed as Exhibit 10.8 to the 1995
             10-K)*
     10.9  --Asset Purchase Agreement, dated May 30, 1995, between USI American
             Holdings, Inc. and Endicott Johnson Corporation. (filed as Exhibit 10.9 to the 1995 10-K)*
    10.10  --Subscription Agreement, dated May 31, 1995, between Hanson PLC and the
             Company. (filed as Exhibit 10.10 to the 1995 10-K)*
    10.11  --Stock Purchase Agreement, dated May 31, 1995, between Hanson PLC and USI
             Overseas Holdings, Ltd. (filed as Exhibit 10.11 to the 1995 10-K)*
    10.12  --Proceeds Participation Agreement, Relating to the Stock of Ground Round
             Restaurants, Inc. dated June 5, 1995, between USI American Holdings, Inc.
             and HM Holdings, Inc. (filed as Exhibit 10.12 to the 1995 10-K)*
    10.13  --Corporate Transition Agreement, dated May 31, 1995, between Hanson
             Industries, HM Anglo-American Ltd., U.S. Industries, Inc. and USI American
             Holdings, Inc. (filed as Exhibit 10.13 to the 1995 10-K)*
    10.14  --Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM
             Anglo-American Ltd., HM Holdings, Inc., Endicott Johnson Corporation,
             Kidde Industries, Inc., HMB Holdings Inc., Kaiser Cement Corporation,
             Spartus Corporation, U.S. Industries, Inc. and USI American Holdings, Inc.
             (filed as Exhibit 10.14 to the 1995 10-K)*
    10.15  --Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM
             Anglo-American Ltd., Quantum Chemical Corporation, Endicott Johnson
             Corporation, Spartus Corporation, U.S. Industries, Inc. and USI American
             Holdings, Inc. (filed as Exhibit 10.15 to the 1995 10-K)*
    10.16(a) --Credit Agreement, dated May 12, 1995, among USI American Holdings, Inc., the Company, Various Banks, Bank of America National Trust and Savings
             Association, as Issuing Bank and Swingline Bank, Bank of America National
             Trust and Savings Association as Agent and BA Securities Inc. as Arranger
             (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the
             fiscal quarter ended March 31, 1995)*

------------------------

*   Incorporated by reference

                                                                                            PAGE
                                                                                            -----
         (b) --First Amendment and Consent to Credit Agreement, dated as of September 27, 1995, to the
             Credit Agreement referred to in 10.11(a) above. (filed as Exhibit 10.16(b) to the 1995 10-K)*
    10.17  --Stock Purchase Agreement dated August 11, 1995 among U.S. Industries, Inc., JUSI Holdings,
             Inc., Jacuzzi (U.K.) Limited and FPI Acquisition Corp. (filed as Exhibit 10.17 to the 1995
             10-K)*
    10.18  --Stock Purchase Agreement, dated October 20, 1995, between Haworth International, Ltd., USI
             American Holdings, Inc. and joined in by the Company. (filed as Exhibit 10.18 to the 1995
             10-K)*
    10.19(a) --Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company, Hanson
             Industries and David H. Clarke (filed as Exhibit 10.9 to the Form 10)*+
         (b) --First Amendment, dated June 12, 1995, to the Employment Agreement, dated February 22, 1995, between the Company and David H. Clarke. (filed as Exhibit 10.19(b) to the 1995 10-K)*+
    10.20(a) --Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company, Hanson
             Industries and John G. Raos (filed as Exhibit 10.10 to the Form 10)*+
         (b) --First Amendment, dated June 12, 1995, to the Employment Agreement, dated February 22, 1995, between John G. Raos and the Company. (filed as Exhibit 10.20(b) to the 1995 10-K)*+
    10.21(a) --Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company, Hanson
             Industries and John S. Oldford (filed as Exhibit 10.11 to the Form 10)*+
         (b) --First Amendment, dated June 12, 1995, to the Employment Agreement, dated February 22, 1995, between the Company and John S. Oldford. (filed as Exhibit 10.21(b) to the 1995 10-K)*+
    10.22(a) --Employment Agreement, dated March 1, 1995, among Hanson PLC, the Company, Hanson Industries and Christian R. Guntner (filed as Exhibit 10.12 to the Form 10)*+
         (b) --First Amendment, dated June 12, 1995, to the Employment Agreement dated March 1, 1995, between the Company and Christian R. Guntner. (filed as Exhibit 10.22(b) to the 1995 10-K)*+
    10.23(a) --Employment Agreement, dated May 1, 1995, among Hanson PLC, the Company, Hanson Industries and
             John A. Mistretta (filed as Exhibit 10.23(a) to the 1995 10-K)*+.............................
         (b) --First Amendment, dated June 12, 1995, to the Employment Agreement dated May 1, 1995, between the Company and John A. Mistretta (filed as Exhibit 10.23(b) to the 1995 10-K)*+.............
    10.24  --U.S. Industries, Inc. Stock Option Plan (filed as Exhibit 10.13 to the Form 10)*+
    10.25  --U.S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the Form 10)*+
    10.26  --U.S. Industries, Inc. Long Term Incentive Plan (filed as Exhibit 10.15 to the Form 10)*+
    21.1   --Subsidiaries of the Company..................................................................
    23.1   --Consent of Ernst & Young LLP.................................................................
    23.2   --Consent of Price Waterhouse LLP..............................................................
    23.3   --Consent of Deloitte & Touche, LLP............................................................
    27     --Financial Data Schedule......................................................................

------------------------

*   Incorporated by reference

+ Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report