Form 10-Q
period 1996-12-28
US INDUSTRIES INC
filed 1997-02-11
CIK 944302

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission file number:   1-13736

                              U.S. INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE
(State or other jurisdiction of                         22-3369326
incorporation or organization)              (I.R.S.Employer Identification No.)

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

                                    Yes X   No
                                       ---    ---

As of January 31, 1997, U.S. Industries, Inc. had one class of common stock, of which 50,517,017 shares were outstanding.

                              U.S. INDUSTRIES, INC.

                                      INDEX

                                                                                                                   Page
                                                                                                                    No.

PART I.         FINANCIAL INFORMATION

                Item 1.    Financial Statements (unaudited)

                           Consolidated Statements of Operations
                           for the Three Months Ended December 31, 1996 and 1995...................................        1

                           Consolidated Balance Sheets, December 31, 1996
                           and September 30, 1996..................................................................        2

                           Consolidated Statements of Cash Flows
                           for the Three Months Ended December 31, 1996 and 1995...................................        3

                           Consolidated Statement of Changes in Stockholders'
                           Equity for the Three Months Ended December 31, 1996.....................................        4

                           Notes to Consolidated Financial Statements..............................................        5

                Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...............................................................        10

PART II.        OTHER INFORMATION

                Item 6.    Exhibits and Reports on Form 8-K........................................................        15

SIGNATURE       ...................................................................................................        16

EXHIBIT INDEX   ...................................................................................................        17


PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                             December 31,
                                                                                        1996             1995
                                                                                        ----             ----
Net sales                                                                       $           527  $           464
Operating costs and expenses:
  Cost of products sold                                                                     355              309
  Selling, general and administrative expenses                                              124              116
                                                                                     -----------      ----------
Operating income                                                                             48               39

Interest expense                                                                             12               20
Interest income                                                                              (1)              (2)
Other expense (income), net                                                                   1               (1)
                                                                                     -----------      -----------
Income before income taxes, discontinued operations and
  extraordinary loss                                                                         36               22
Provision for income taxes                                                                   16               10
                                                                                     -----------      ----------
  Income from continuing operations                                                          20               12
Discontinued operations:
  Income from operations of discontinued operations
         (net of income taxes of $2 and $1)                                                   2                1
  Gain on disposal of discontinued operations
         (net of income taxes of $1 and $10)                                                  1               68
                                                                                     -----------      ----------
   Income from discontinued operations                                                        3               69
                                                                                     -----------      ----------

Income before extraordinary loss                                                             23               81

Extraordinary loss (net of income tax benefits of $1 and $16)                                (2)             (25)
                                                                                     -----------      -----------



Net income                                                                      $            21  $            56
                                                                                     ===========      ==========


Income from continuing operations per share                                     $          0.39  $          0.23

Income from discontinued operations per share                                              0.07             1.28

Extraordinary loss per share                                                              (0.04)           (0.46)
                                                                                     -----------      -----------

Net income per share                                                            $          0.42  $          1.05
                                                                                     ===========      ==========

Weighted average common shares outstanding                                                 50.9             53.4
                                                                                     ===========      ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                                                    December 31,            September 30,
                                                                                        1996                    1996
                                                                                        ----                    ----
                                                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $               42       $                45
    Trade receivables, net of allowance of $41 and $38                                       341                       383
    Inventories, net                                                                         385                       366
    Deferred income taxes                                                                     44                        43
    Other current assets                                                                      26                        22
    Net assets held for disposition                                                           69                        86
                                                                                  ---------------            -------------
         Total current assets                                                                907                       945

Property, plant and equipment, net of accumulated
 depreciation of $390 and $380                                                               297                       287
Deferred income taxes                                                                         27                        26
Other assets                                                                                 124                       113
Goodwill, net                                                                                413                       416
                                                                                  ---------------            -------------

                                                                              $            1,768       $             1,787
                                                                                  ===============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                             $                3       $                 1
    Current maturities of long-term debt                                                     165                        16
    Trade accounts payable                                                                   127                       162
    Accrued expenses and other liabilities                                                   147                       171
    Income taxes payable                                                                      52                        43
                                                                                  ---------------            -------------
         Total current liabilities                                                           494                       393

Long-term debt                                                                               592                       717
Other liabilities                                                                            156                       150
                                                                                  ---------------            -------------

         Total liabilities                                                                 1,242                     1,260
                                                                                  ---------------            -------------

Commitments and contingencies

Stockholders' equity:
    Common stock (par value $.01 per share), authorized 200,000,000 shares;
    issued 53,767,314 and 53,734,565,
    respectively; outstanding 50,546,178 and 51,392,001, respectively)                         1                         1
    Paid in capital                                                                          563                       563
    Retained earnings                                                                         50                        29
    Minimum pension liability adjustment                                                      (2)                       (2)
    Unearned restricted stock                                                                (17)                      (19)
    Cumulative translation adjustment                                                          1                        -
    Treasury stock (3,221,136 and 2,342,564 shares, respectively) at cost                    (70)                      (45)
                                                                                  ---------------            --------------
         Total stockholders' equity                                                          526                       527
                                                                                  ---------------            -------------
                                                                              $            1,768       $             1,787
                                                                                  ===============            =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN MILLIONS-UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                          1996            1995
                                                                                          ----            ----

OPERATING ACTIVITIES:
   Income from continuing operations                                                $           20  $            12
   Adjustments to reconcile income from continuing operations to net cash
     (used in) provided by operating activities of continuing operations:
      Depreciation and amortization                                                             13               14
      Provision for doubtful accounts                                                            2                3
      Gain on sale of excess real estate                                                        (1)              (1)
   Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
      Decrease in trade receivables                                                             40               46
      Increase in inventories                                                                  (19)              (9)
      Increase in other current assets                                                          (7)              (2)
      Increase in other assets                                                                 (14)             (13)
      Decrease in trade accounts payable                                                       (35)             (22)
      Increase (decrease) in income taxes payable                                                4               (6)
      Decrease in accrued expenses and other liabilities                                       (19)             (12)
      Increase in other liabilities                                                              2                9
                                                                                    --------------- ---------------
        NET CASH (USED IN) PROVIDED BY OPERATING
         ACTIVITIES OF CONTINUING OPERATIONS                                                   (14)              19

   Income from discontinued operations                                                           3               69
   Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
      Gain on disposal of net assets held for disposition                                       (1)             (68)
       Decrease in net assets held for disposition                                               4                4
                                                                                    --------------- ---------------
       NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                              6                5
                                                                                    --------------- ---------------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      (8)              24
                                                                                    --------------- ---------------

    INVESTING ACTIVITIES:
       Proceeds from sale of net assets held for disposition                                    21              165
       Proceeds from real estate transactions                                                    3                4
       Purchases of property, plant and equipment                                              (21)             (12)
       Proceeds from sale of property, plant and equipment                                       1              -
                                                                                    --------------- ---------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 4              157
                                                                                    --------------- ---------------

    FINANCING ACTIVITIES:
       Proceeds from long-term debt                                                            878              783
       Repayment of long-term debt                                                            (854)            (959)
       Proceeds (repayment) of notes payable                                                     2               (3)
       Purchase of treasury stock                                                              (25)             (11)
                                                                                    --------------- ----------------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       1             (190)
                                                                                    --------------- ----------------

       DECREASE IN CASH AND CASH EQUIVALENTS                                                    (3)              (9)

       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         45               51
                                                                                    --------------- ---------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $           42  $            42
                                                                                    =============== ===============




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                              U.S. INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                         (IN MILLIONS EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                                           Minimum
                                                                           Pension    Unearned   Cumulative               Total
                                         Common       Paid in   Retained  Liability  Restricted  Translation  Treasury Stockholders'
                                          Stock       Capital   Earnings  Adjustment   Stock     Adjustment    Stock     Equity
                                          -----       -------   --------  ----------   -----     ----------    -----     ------

Balance at September 30, 1996           $      1   $     563  $      29  $      (2) $     (19)  $      -   $     (45)  $      527
Net income                                                           21                                                        21
Amortization of unearned restricted
stock                                                                                       2                                   2
Purchase of 880,000 shares of common
stock                                                                                                            (25)         (25)
Common stock issued (32,749 shares)
upon exercise of options                     -           -                                                                      -
Treasury stock issued (1,428 shares) to
directors                                    -           -                                                                      -
Translation adjustment                                                                                 1                        1
                                         --------   ---------  ---------  ---------  ---------   --------   ---------   ---------
Balance at December 31, 1996            $      1   $     563  $      50  $      (2) $     (17)  $      1   $     (70)  $      526
                                         ========   =========  =========  =========  =========   ========   =========   =========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 1 - BASIS OF PRESENTATION

U.S. Industries, Inc. (together with its subsidiaries, the "Company") is a diversified manufacturer of a broad range of consumer, building and industrial products. The Company was incorporated in Delaware in February 1995 and has been publicly-owned since May 31, 1995, at which time Hanson PLC ("Hanson") paid a dividend to its shareholders of the Company's common stock. Prior to May 31, 1995, the Company was a wholly-owned subsidiary of Hanson. Certain businesses, assets and liabilities were transferred to the Company by Hanson pursuant to transactions consummated on May 31, 1995 and June 5, 1995 (collectively, the "Demerger").

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information,
Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three months ended December 31, 1996 and 1995 are unaudited and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of those for the full fiscal year ending September 27, 1997. For further information, refer to the Consolidated (Combined) Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996.

The Company's fiscal year ends on the Saturday nearest to September 30. All three month data contained herein reflect results of operations for the 13-week periods ended on the Saturday closest to December 31, but are presented as of such date for convenience.

Prior periods presented have been restated to reflect divestitures of businesses which are included in net assets held for disposition. See Note 4.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                           (in millions)
                                 December 31,           September 30,
                                     1996                   1996
                                     ----                   ----
                                 (unaudited)

Finished products       $                   181  $                 187
In-process products                          94                     79
Raw materials                               110                    100
                              ------------------      ----------------
Inventories, net        $                   385  $                 366
                              ==================      ================

NOTE 3 - DEPRECIATION AND AMORTIZATION

Depreciation and amortization consists of the following:


                                                (in millions-unaudited)
                                                  Three Months Ended
                                                       December 31,
                                                  1996             1995
                                                  ----             ----

Depreciation                                $           10   $            9
Amortization of goodwill                                 3                3
Amortization of unearned restricted stock                2                2
Amortization of deferred income                         (2)               -
                                             --------------   -------------
                                            $           13   $           14
                                             ==============   =============



NOTE 4 - DISCONTINUED OPERATIONS

In the first quarter of fiscal 1996 the Company sold Blue Mountain Industries and the Office Furniture Group for an aggregate of $165 million in cash and a note for $5 million, resulting in an aggregate gain of $68 million, net of tax.

In October 1996, the Company sold its Tubular Textile Machinery business for $21 million in cash and a note for $1 million resulting in a gain of approximately $1 million, net of tax.

At December 31, 1996 the Company owned the following businesses and investment which were classified as discontinued operations: SCM Metal Products, Inc. ("SCM Metals"), QPF, Inc. ("QPF"), Bearing Inspection, Inc. and an equity investment in Ground Round Restaurants, Inc. SCM Metals and QPF were disposed of in January 1997 in separate transactions. See Note 7.

The following is a summary of the operating results of the businesses and the equity investment classified as discontinued operations:


                                         (in millions-unaudited)
                                           Three Months Ended
                                               December 31,
                                        1996                1995
                                        ----                ----

Net Sales                     $               38   $              115
Pre-tax income                $                4   $                2

Amounts classified as net assets held for disposition relate to the businesses and equity investment referred to as discontinued operations and consist of the following after accrual for anticipated net-of-tax losses on dispositions not yet consummated:



                                                     (in millions)
                                             December 31,     September 30,
                                                 1996              1996
                                                 ----              ----
                                              (unaudited)
Net current assets                         $            19   $           30
Property, plant and equipment, net                      50               63
Other non-current liabilities, net                     -                 (7)
                                            ---------------   --------------
Net assets held for disposition            $            69   $           86
                                            ===============   =============

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                  (in millions)
                                    December 31,                 September 30,
                                        1996                         1996
                                        ----                         ----
                                    (unaudited)

7.25% Senior Notes           $                 123       $                   -
Term loan                                      -                             370
Revolving credit facility                      500                           250
Other long-term debt                           134                           113
                                  -----------------           ------------------
                                               757                           733
Less current maturities                        165                            16
                                  -----------------           ------------------
Long-term debt               $                 592       $                   717
                                  =================           ==================


On December 12, 1996, the Company issued $125 million aggregate principal amount of 7.25% Senior Notes due December 1, 2006 (the "Notes"). The net cash proceeds were $123 million after transaction fees and discounts. The Notes bear interest at 7.25% payable semiannually on June 1 and December 1, commencing June 1, 1997, and are redeemable at any time at the option of the issuer, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of comparable U.S. Government securities plus 10 basis points, plus, in each case, accrued interest to the date of redemption. The Notes are unsecured but the indenture places restrictions on liens, subsidiary indebtness and dividends, among other things.

The proceeds from the sale of the Notes were used to repay a portion of the term loan under the Company's then existing credit agreement (the "Previous Credit Agreement"), the remainder of which was repaid using proceeds from the initial borrowing under a credit agreement dated as of December 12, 1996 (the "New Credit Agreement") consisting of a five year unsecured revolving line of credit of up to an aggregate amount of $750 million. The revolving credit commitment will be permanently reduced by $100 million on December 12, 1999 and by an additional $150 million on December 12, 2000.

The New Credit Agreement includes (i) short-term committed advances ("Committed Advances") and (ii) uncommitted bid option advances. The Committed Advances bear interest at lower rates than the Previous Credit Agreement based on, at the option of the Company, (i) specified spreads over the London Interbank Offered Rate ("LIBOR") or (ii) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or 50 basis points above the federal funds rate in effect on such date (the "Base Rate"). The spreads on the LIBOR-based borrowings range between 15 and 62.5 basis points, based upon the Company's senior unsecured debt ratings for the relevant period. At December 31, 1996 three-month LIBOR was 5.56% per annum and the spread over LIBOR was 25 basis points. A facility fee will accrue and be payable on a quarterly basis in arrears to the lenders under the New Credit Agreement on the full amount of the facility, regardless of the amount utilized. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At December 31, 1996, the facility fee was 12.5 basis points per annum.

The New Credit Agreement places restrictions on, among other things, liens, mergers, consolidations and additional indebtedness. Its financial covenants require the Company to maintain a maximum ratio of total funded debt to capital and a maximum consolidated leverage ratio.

In conjunction with the repayment of all outstanding indebtedness under the Previous Credit Agreement, a net-of-tax, non-cash, extraordinary charge of $2 million was incurred to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with interest rate protection agreements. In the first quarter of fiscal 1996, in connection with entering into the Previous Credit Agreement, the Company recorded a net-of-tax, non-cash extraordinary charge of $25 million to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with interest rate protection agreements.

On December 12, 1996 the Company paid approximately $2 million to settle interest rate protection agreements entered into in connection with the Notes. This amount will be amortized over the life of the Notes as deferred financing costs.

In order to manage its floating interest rate exposure, the Company may enter into interest rate protection agreements whereby the Company receives a floating rate based on three-month LIBOR and pays a weighted average fixed rate. Currently the Company is party to such agreements with interest rates ranging from 6.23% to 6.95% per annum. The aggregate notional amounts and periods covered by such agreements are as follows:

         December 31, 1996 through May 30, 1997 . . . . . . . . . . $500 million
         May 30, 1997 through September 30, 1997. . . . . . . . . . $450 million
         September 30, 1997 through May 30, 1998. . . . . . . . . . $300 million
         May 30, 1998 through September 30, 1998. . . . . . . . . . $200 million

At inception, all interest rate protection agreements were of notional amounts and maturities that related to specific portions of then outstanding debt and accordingly, have been accounted for as hedge transactions.

Other long-term debt at December 31, 1996 includes $117 million of notes payable with maturities due within one year which the Company expects to repay using borrowings under the New Credit Agreement. Of this amount, $94 million was borrowed under uncommitted short-term lines of credit with aggregate availability of $200 million. At December 31, 1996, $165 million of long-term debt was reclassified to current maturities because subsequent to the quarter-end, the Company repaid indebtedness with the proceeds of asset sales in accordance with its earlier announced intentions. See Note 7

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

At December 31, 1996, the Company had accrued $15 million for environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between $7 million and $18 million.

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

NOTE 7 - SUBSEQUENT EVENTS

In January 1997, the Company, in separate transactions, sold SCM Metals and the assets of QPF for cash of $122 million and $43 million, respectively. Management estimates the aggregate gain on these transactions will approximate $79 million, net of tax. See Note 4.

In January 1997, an initial public offering of approximately 25% of the shares of Jade Technologies Singapore Ltd ("Jade") on the Stock Exchange of Singapore was completed. Net proceeds to Jade were approximately $4 million.

In January 1997, the Company purchased the assets of Woodings-Verona Tool Works, Inc. ("Woodings-Verona") for $5 million in cash plus the assumption of approximately $1 million of debt. Woodings-Verona manufactures hot-forged heavy striking tools including sledge hammers, axes, bars, picks and railroad tools.

On February 10, 1997, the Company entered into an agreement to acquire certain assets of the outdoor furniture division of Sunbeam Corporation ("Sunbeam") for $84.5 million, subject to adjustments based on a closing date audit. The transaction is expected to close in March 1997 and is subject to Hart-Scott-Rodino approval and other customary closing conditions. Sunbeam produces casual outdoor furniture in the U.S., offering a complete line of aluminum, wrought iron and resin outdoor furniture and accessories such as cushions and umbrellas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations are grouped into three segments: Consumer, Building Products and Industrial Products. The results of all operations sold or classified as discontinued operations are excluded from the table and discusion below for all periods presented. See Note 4 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS


                                                                                     (IN MILLIONS)
                                                                                  THREE MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                                 1996                 1995
                                                                                 ----                 ----
NET SALES
    Consumer Group
       Housewares ..........................................           $              111   $                86
       Recreation and Leisure...............................                           75                    67
       Footwear and Textiles................................                           58                    63
                                                                            --------------      ---------------
                                                                                      244                   216
                                                                            --------------      ---------------
    Building Products Group
       Bath Products........................................                           68                    60
       Lighting Products and Systems........................                          131                   119
                                                                            --------------      ---------------
                                                                                      199                   179
                                                                            --------------      ---------------

    Industrial Products Group...............................                           84                    69
                                                                            --------------      ---------------

          TOTAL NET SALES...................................           $              527   $               464
                                                                            ==============      ===============

OPERATING INCOME
    Consumer Group
       Housewares...........................................           $               21   $                18
       Recreation and Leisure...............................                            5                     2
       Footwear and Textiles................................                            5                     5
                                                                            --------------      ---------------
                                                                                       31                    25
                                                                            --------------      ---------------

    Building Products Group
       Bath Products........................................                            6                     7
       Lighting Products and Systems........................                           10                     8
                                                                            --------------      ---------------
                                                                                       16                    15
                                                                            --------------      ---------------

    Industrial Products Group...............................                            8                     5
                                                                            --------------      ---------------

    Corporate expenses......................................                           (7)                   (6)
                                                                            --------------      ---------------

           TOTAL OPERATING INCOME...........................           $               48   $                39
                                                                            ==============      ===============


DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in the following Management's Discussion or elsewhere in this Quarterly Report are, or may deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of the control of the Company, such as consumer spending patterns, availability of, and interest rates for, consumer credit, levels of residential and commercial construction, levels of automotive production and changes in raw material costs, along with the other factors noted in this Quarterly Report and the Company's Annual Report on Form 10-K for fiscal 1996 with respect to the Company's businesses.

THREE MONTHS ENDED DECEMBER 31, 1996
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

INTRODUCTION

The Company had sales of $527 million and operating income of $48 million for the quarter ended December 31, 1996, increases of $63 million (13.6%) and $9 million (23.1%), respectively, compared to the first quarter of fiscal 1996.

CONSUMER GROUP

The Consumer Group had sales of $244 million and operating income of $31 million for the quarter ended December 31, 1996, increases of $28 million (13.0%) and $6 million (24.0%), respectively, over the first quarter of fiscal 1996.

The Housewares Operations had sales of $111 million and operating income of $21 million for the quarter ended December 31, 1996, increases of $25 million (29.1%) and $3 million (16.7%), respectively, over the first quarter of fiscal 1996. The increases reflect strong shipments of both spring and winter tools and shovels, continued growth of international vacuum cleaner sales and the first time inclusion of the Company's ladder operations. Growth in higher-margin international vacuum cleaner sales offset continued weakness in domestic vacuum cleaner sales.

The Recreation and Leisure Operations had sales of $75 million and operating income of $5 million for the quarter ended December 31, 1996, increases of $8 million (11.9%) and $3 million (150.0%), respectively, from the first quarter of fiscal 1996. The improvement over the comparable period of the prior year reflects continued strength in golf putter and iron sales, and a significant improvement in the results of toy operations. Following the Company's exit from the promotional toy business, the agricultural and collectible toy categories performed particularly well relative to the comparable period of the prior year.

The Footwear and Textiles Operations had sales of $58 million and operating income of $5 million for the quarter ended December 31, 1996, a decrease in sales of $5 million (7.9%) and unchanged operating income compared to the first quarter of fiscal 1996. The Footwear and Textiles Operations continued to suffer from weak market conditions in the western footwear category.

BUILDING PRODUCTS GROUP

The Building Products Group had sales of $199 million and operating income of $16 million for the quarter ended December 31, 1996, increases of $20 million (11.2%) and $1 million (6.7%), respectively, over the first quarter of fiscal 1996.

The Bath Products Operations had sales of $68 million and operating income of $6 million for the quarter ended December 31, 1996, an increase of $8 million (13.3%) and a decrease of $1 million (14.3%), respectively, compared to the first quarter of fiscal 1996. While domestic sales of bath products continue to grow, the trend toward lower margins on domestic sales also continued, resulting in reduced operating income. Results from foreign operations were below the prior year due to the first time inclusion of seasonal operating losses of the Company's above-ground swimming pool operations, softer European markets and start-up costs related to Singapore operations.

The Lighting Products and Systems Operations had sales of $131 million and operating income of $10 million for the quarter ended December 31, 1996, increases of $12 million (10.1%) and $2 million (25.0%), respectively, over the first quarter of fiscal 1996. The Lighting Products and Systems Operations benefitted from strong sales and improved operating margins in the residential and outdoor lighting businesses.

INDUSTRIAL PRODUCTS GROUP

The Industrial Products Group had sales of $84 million and operating income of $8 million for the quarter ended December 31, 1996, increases of $15 million (21.7%) and $3 million (60.0%), respectively, over the first quarter of fiscal 1996. These results reflect strong sales volume at the Company's automotive leather operations as well as its metal parts fabrication and plastic automotive components businesses. Sales and operating income further benefitted from higher automotive leather selling prices.

INTEREST AND TAXES

Interest expense was $12 million in the three months ended December 31, 1996, an $8 million (40.0%) decrease from the first quarter of fiscal 1996. The decrease reflects lower levels of debt outstanding and lower average interest rates. Interest income was $1 million in the three months ended December 31, 1996, a $1 million (50.0%) decrease from the first quarter of fiscal 1996.

The provision for income taxes on continuing operations was $16 million in the three months ended December 31, 1996, on pre-tax income of $36 million as compared to a $10 million provision on pre-tax income of $22 million in the first quarter of fiscal 1996. The effective tax rate approximated 45% in each period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash provided from operations, borrowings under the New Credit Agreement and proceeds from the issuance of the Notes described below.

Net cash used in operating activities was $8 million for the three months ended December 31, 1996 compared to net cash provided of $24 million for the comparable period of fiscal 1996. In the current period, continuing operations used $14 million compared to generating $19 million for the comparable period of fiscal 1996. This change relates primarily to increases in cash payments to vendors, increased inventory build and advertising expenditures at the Company's golf subsidiary due to new product introduction and the seasonal cash requirements of the Company's above ground swimming pool operations (acquired in the third quarter of fiscal 1996).

Net cash provided by investing activities was $4 million for the three months ended December 31, 1996 compared to $157 million for the comparable period of fiscal 1996. The three months ended December 31, 1996 included proceeds of $21 million from the sale of net assets held for disposition, which resulted in an after-tax gain of $1 million, and $4 million from real estate transactions and sales of property plant and equipment, partially offset by capital expenditures of $21 million. The prior year period included $165 million generated from the sale of net assets held for disposition, which resulted in an after-tax gain of $68 million.

Net cash provided by financing activities was $1 million for the three months ended December 31, 1996 compared to net cash used in financing activities of $190 million for the comparable period of fiscal 1996. The three months ended December 31, 1996 included new borrowings under long-term debt and notes payable in excess of repayments totaling $26 million offset by the purchase of $25 million of the Company's common stock for treasury. In the first quarter of fiscal 1996, proceeds from the sale of businesses resulted in a significant reduction in borrowings.

On December 12, 1996, the Company issued $125 million aggregate principal amount of 7.25% Senior Notes due December 1, 2006 (the "Notes"). The net cash proceeds were $123 million after transaction fees and discounts. The Notes bear interest at 7.25% payable semiannually on June 1 and December 1, commencing June 1, 1997, and are redeemable at any time at the option of the issuer, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of comparable U.S. Government securities plus 10 basis points, plus, in each case, accrued interest to the date of redemption. The Notes are unsecured but the indenture places restrictions on liens, subsidiary indebtness and dividends, among other things.

The proceeds from the sale of the Notes were used to repay a portion of the term loan under the Company's then existing credit agreement (the "Previous Credit Agreement"), the remainder of which was repaid using proceeds from the initial borrowing under a credit agreement dated as of December 12, 1996 (the "New Credit Agreement") consisting of a five year unsecured revolving line of credit of up to an aggregate amount of $750 million. The revolving credit commitment will be permanently reduced by $100 million on December 12, 1999 and by an additional $150 million on December 12, 2000.

The New Credit Agreement includes (i) short-term committed advances ("Committed Advances") and (ii) uncommitted bid option advances. The Committed Advances bear interest at lower rates than the Previous Credit Agreement based on, at the option of the Company, (i) specified spreads over the London Interbank Offered Rate ("LIBOR") or (ii) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or 50 basis points above the federal funds rate in effect on such date (the "Base Rate"). The spreads on the LIBOR-based borrowings range between 15 and 62.5 basis points, based upon the Company's senior unsecured debt ratings for the relevant period. At December 31, 1996 three-month LIBOR was 5.56% per annum and the spread over LIBOR was 25 basis points. A facility fee will accrue and be payable on a quarterly basis in arrears to the lenders under the New Credit Agreement on the full amount of the facility, regardless of the amount utilized. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At December 31, 1996, the facility fee was 12.5 basis points per annum.

The New Credit Agreement places restrictions on, among other things, liens, mergers, consolidations and additional indebtedness. Its financial covenants require the Company to maintain a maximum ratio of total funded debt to capital and maximum consolidated leverage ratio.

In conjunction with the repayment of all outstanding indebtedness under the Previous Credit Agreement, a net-of-tax, non-cash, extraordinary charge of $2 million was incurred to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with interest rate protection agreements. In the first quarter of fiscal 1996, in connection with entering into the Previous Credit Agreement, the Company recorded a net-of-tax, non-cash extraordinary charge of $25 million to write-off unamortized deferred financing cost and to accrue for previously deferred losses associated with interest rate protection agreements.

On December 12, 1996 the Company paid approximately $2 million to settle interest rate protection agreements entered into in connection with the Notes. This amount will be amortized over the life of the Notes as deferred financing costs.

In order to manage its floating interest rate exposure, the Company utilizes interest rate protection agreements whereby the Company receives a floating rate based on three-month LIBOR and pays a weighted average fixed rate. Currently the Company is party to such agreements with interest rates ranging from 6.23% to 6.95% per annum. The aggregate notional amounts and periods covered by such agreements are as follows:

         December 31, 1996 through May 30, 1997 . . . . . . . . . . $500 million
         May 30, 1997 through September 30, 1997. . . . . . . . . . $450 million
         September 30, 1997 through May 30, 1998. . . . . . . . . . $300 million
         May 30, 1998 through September 30, 1998. . . . . . . . . . $200 million

At inception, all interest rate protection agreements were of notional amounts and maturities that related to specific portions of then outstanding debt and accordingly, have been accounted for as hedge transactions.

At December 31, 1996, other long-term debt includes $117 million of notes payable with maturities due within one year which the Company expects to repay using borrowings under the New Credit Agreement, which had unused availability of $250 million. Of the other long-term debt referred to above, $94 million was borrowed under uncommitted short-term lines of credit with aggregate availability of $200 million, resulting in $106 million of unused availability. Additionally, at December 31, 1996, $165 million of long-term debt was reclassified to current maturities because subsequent to the quarter-end, the Company repaid indebtedness with the proceeds of asset sales in accordance with its earlier announced intentions. The Company believes that cash provided from operations and availability under the unused credit facilities will provide adequate support for the Company's cash needs for working capital and capital expenditures for existing businesses and the proposed acquisition of the Sunbeam outdoor furniture business. (See Note 7)

OUTLOOK

The first quarter's favorable comparison to prior year operating performance benefits from the fact that last year's first quarter was an unusually weak one. Looking forward, the Company believes that if the economy continues to show reasonable strength which, if sustained, should enable the full year earnings from continuing operations to achieve the middle of the $2.10 to $2.20 per share range of analysts' estimates.

PART II.          OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  4.1 Indenture, dated as of December 12, 1996, among USI American Holdings, Inc. ("USIAH"), U.S. Industries, Inc. and PNC Bank, National Association, as Trustee (filed as Exhibit 4.1 to Registration Statement No. 333-20183 on Form S-4 of USIAH and the Company (the "Form S-4")).*

                  10.1 Credit Agreement, dated December 12, 1996 (the "Credit Agreement"), among USIAH, USI Funding, Inc., U.S. Industries, Inc. and Bank of America National Trust and Savings Association, as Agent and BA Securities, Inc., as Arranger (filed as Exhibit 10.1 to the Form S-4).*

                  10.2 First Amendment to the Credit Agreement, dated December 16, 1996.

                  27    Financial Data Schedule

           (b)   Form 8-K dated December 16, 1996

                  The Company filed a Current Report on Form 8-K, responsive to
                  Item 5 of such Form, on December 16, 1996, relating to the sale by USI American Holdings, Inc., its wholly-owned subsidiary, of $125 million aggregate principal amount of senior notes due December 1, 2006, which were unconditionally guaranteed by the Company. The senior notes were issued in a transaction exempt from the registration requirements of the Securities Act of 1933. No financial statements were filed.




_____________
* Incorporated by reference.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          U.S. INDUSTRIES, INC.



Date: February 11, 1997                   /s/ Frank R. Reilly
                                          -----------------------------
                                          Frank R. Reilly
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                              U.S. INDUSTRIES, INC.

                                  EXHIBIT INDEX


4.1 Indenture, dated as of December 12, 1996, among USI American Holdings, Inc. ("USIAH"), U.S. Industries, Inc. and PNC Bank, National Association, as Trustee (filed as Exhibit 4.1 to Registration Statement No. 333-20183 on Form S-4 of USIAH and the Company (the"Form S-4")).*

10.1 Credit Agreement, dated December 12, 1996 (the "Credit Agreement"), among USIAH, USI Funding, Inc., U.S. Industries, Inc. and Bank of America National Trust and Savings Association, as Agent and BA Securities, Inc., as Arranger (filed as Exhibit 10.1 to the Form S-4).*

10.2  First Amendment to the Credit Agreement, dated December 16, 1996.


27    Financial Data Schedule





_________________
* Incorporated by reference.