Form 10-K/A
period 1996-09-28
US INDUSTRIES INC
filed 1997-04-22
CIK 944302

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------


                                  FORM 10-K/A
                                AMENDMENT NO. 1
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

      ITEM                                                                                                           PAGE
-----------                                                                                                        ---------


                                                           PART I

             Disclosure Concerning Forward-Looking Statements....................................................          3

        1.   Business............................................................................................          3

                                                          PART II

        6.   Selected Financial Data.............................................................................         15

        7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............         16

        8.   Financial Statements and Supplementary Data.........................................................         25

                                                          PART IV

             Signatures..........................................................................................         55

                                     PART I

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS


    All statements, other than statements of historical fact, included in the Letter of the Chairman of the Board and Chief Executive Officer and President included in the Annual Report to Stockholders and in this Form 10-K/A, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of the control of the Company, such as consumer spending patterns, availability of and rates for consumer credit, levels of residential and commercial construction, levels of automotive production and changes in raw material costs, along with the other factors noted in this Form 10-K/A with respect to the Company's businesses.


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

    The Company also received payment on notes relating to pre-Demerger sales of real estate and businesses totalling $14.7 million in fiscal 1995.

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

    LIGHTING PRODUCTS AND SYSTEMS OPERATIONS


    The Lighting Products and Systems Operations is a manufacturer of indoor and outdoor lighting fixtures and lighting controls. Its products are sold to the commercial, industrial, institutional and residential markets in the United States and Canada. During fiscal 1996, sales of commercial and residential products accounted for approximately 80% and 20%, respectively, of the total revenues of the Lighting Products and Systems Operations.


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

                                    PART II


ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth summary consolidated (combined) financial information for the fiscal years and as of the dates indicated:


                                                                          (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                                   -----------------------------------------------------
                                                                     1996      1995(1)     1994       1993       1992
                                                                   ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA:
Net sales........................................................  $   2,233  $   2,094  $   2,015  $   1,815  $   1,726
Operating income.................................................        228         80        193        154        143
Income (loss) from continuing operations.........................         95        (67)        45         25         28
Net income (loss)................................................        133        (89)        78         61         52
Income from continuing operations per share (2)..................       1.81         --         --         --         --

Net income per share (2).........................................       2.54         --         --         --         --

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents........................................  $      45  $      51  $      28  $      27  $      45
Working capital..................................................        511        478        952      1,097        981
Net assets held for disposition..................................         26        194        454        635        493
Total assets.....................................................      1,821      1,867      2,226      2,288      2,134
Long-term debt (3)...............................................        717        832        985        985        999
Stockholders' equity/Invested capital............................        527        412        803        902        768


------------------------

(1) During fiscal 1995, subsequent to the Demerger, the Company's management conducted a comprehensive review of its accounting policies in light of its current financial position and separate public company status. As a result, as discussed below, the Company changed its accounting policy related to evaluating goodwill impairment during the third quarter of fiscal 1995. The change affects comparability between fiscal 1995 and previous fiscal years.

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


(2) Prior to fiscal 1996, earnings per share information is not presented in accordance with Accounting Principles Board Opinion No. 15, "Earnings per share" ("APB 15"), as such information is not indicative of the Company's continuing capital structure.


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


    DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS



    The Company had income from discontinued operations of $66 million in 1996, consisting of gains on disposals of discontinued operations of $63 million and a loss from operations of discontinued operations of $3 million. The gains on dispositions resulted from the sales, in separate transactions, of Office Group America, Inc., Blue Mountain Industries, Farberware, Inc., Spartus Electronics Corporation, Piedmont Moulding Corporation, Jade Holdings, Inc., Universal Gym Equipment, Inc. and Franklin Dyed Yarns for cash of $241 million and notes of $6 million which resulted in gains of $68 million, net of tax. This was offset by a charge of $2 million, net of a tax benefit of $1 million, to reduce the carrying value of the Company's equity investment in Ground Round Restaurants, Inc. ("Ground Round") to its estimated realizable value. The loss from operations of discontinued operations consisted of the results of the above named sold companies as well as certain businesses which have not yet been disposed of as discussed in the following paragraph.



    Businesses classified as discontinued operations but not sold as of September 30, 1996 are Bearing Inspection, Inc. ("Bearing"), Tubular Textile Machinery Division ("Tube-Tex") and Ground Round. Tube-Tex was sold in October 1996 for gross cash of $21 million and a note for $1 million. Bearing and Ground Round are not expected to have a material impact on future operations or liquidity of the Company.



    In 1995, the Company had a loss from discontinued operations of $22 million consisting of losses on disposals of discontinued operations of $43 million and income from operations of discontinued operations of $21 million. Losses on dispositions reflect non-cash charges of $53 million, net of tax, recorded at the time of adoption of a formal plan of disposal to reduce the carrying value of several discontinued operations to their expected net realizable value, a $1 million loss, net of tax, related to the Company's disposition of its equity investment in Beazer Homes USA, Inc. ("Beazer Homes") and a gain of $11 million on the sale of Bear Archery, Inc., Valley Recreation Products, Inc., Teters Floral Products, Inc., MW Manufacturers, Inc., Brown Moulding Company, Inc. and Halkey-Roberts Corporation for $200 million. Income from operations of discontinued operations consisted of the results of the companies noted above for 1996 as well as the companies and equity investment sold during fiscal 1995.



    In conjunction with the Company's repayment of all loans outstanding under its previous credit facility during the first quarter of fiscal 1996, a net-of-tax, noncash, extraordinary charge of $25 million was incurred to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with the interest rate protection agreements hedging its previous credit facility. These agreements have subsequently been designated as hedges of the indebtedness incurred under the Existing Credit Facility.


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


    DISCONTINUED OPERATIONS



    In 1995, the Company had a loss from discontinued operations of $22 million consisting of losses on disposals of discontinued operations of $43 million and income from operations of discontinued operations of $21 million. Losses on dispositions reflect non-cash charges of $53 million, net of tax, recorded at the time of adoption of a formal plan of disposal to reduce the carrying value of several discontinued operations to their expected net realizable value, a $1 million loss, net of tax, related to the Company's disposition of its equity investment in Beazer Homes USA, Inc. ("Beazer Homes") and a gain of $11 million on the sale of six companies for $200 million. Income from operations of discontinued operations consisted of the results of the companies sold during 1996 and 1995 as well as Bearing, Tube-Tex and Ground Round which are classified as discontinued operations but which have not yet been disposed.



    In 1994 the Company had income from discontinued operations of $33 million consisting of income on disposals of discontinued operations of $6 million and income from operations of discontinued operations of $27 million. The gain on disposition relates to the pre-Demerger initial public offering of 70% of the common shares of Beazer Homes, which generated proceeds of $189 million. Income from operations of discontinued operations consisted of the results of the companies sold during 1996 and 1995 as well as Bearing and Tube-Tex which are classified as discontinued operations but which have not yet been disposed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of U.S. Industries, Inc.


We have audited the accompanying consolidated balance sheets of U.S. Industries, Inc. (the "Company") as of September 30, 1996 and 1995 and the related consolidated/combined statements of operations, cash flows, and changes in stockholders' equity/invested capital for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain subsidiaries/combined companies (U.S. Industries Automotive Group Companies in 1996, 1995 and 1994 and Jacuzzi Companies in 1996) which statements reflect 32% and 13%, of consolidated total assets as of September 30, 1996 and 1995, respectively, and 32%, 18% and 19% of consolidated/combined revenues for the years ended September 30, 1996, 1995 and 1994, respectively. Those statements and Schedule II information were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these operations, is based solely on the reports of the other auditors.


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

                                                  /s/ Ernst & Young LLP


New York, New York
November 11, 1996, except for
Note 18, as to which the date
is December 12, 1996

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



    For periods prior to the Demerger, the financial statements of the Company present the combined results, financial position and cash flows of the individual businesses, real estate assets and equity investments that subsequently were transferred to the Company. For periods subsequent to the Demerger, the financial statements are presented on a consolidated legal entity basis. The financial statements presented for periods prior to the Demerger included management fees that were paid by subsidiaries of the Company to Hanson affiliates for services. ($28 million for 1994 and $18 million for the portion of 1995 prior to the Demerger.) Subsequent to the Demerger, all such services have been provided by the Company. The services provided by Hanson affiliates included general and administrative services for legal, finance, tax, risk management and employee benefits. These charges are included as Selling, General and Administrative Expenses. The Company believes that Hanson allocated such costs based on sales. The Company's management believes the amounts allocated are reasonable based on replacement costs for such services.


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

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    CASH EQUIVALENTS: Cash equivalents represent short-term investments which have maturities of ninety days or less when purchased.

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


    GOODWILL: Goodwill represents the excess of the purchase price over the fair value of assets acquired. The Company reviews operating results and other relevant facts every fiscal quarter for each of its businesses to determine if there are indications that the carrying value of an enterprise may be impaired. The fair value methodology is used by the Company to ascertain the recoverability of the carrying value of an enterprise, when there are indications of impairment. In the event that such fair value is below the carrying value of an enterprise, for those companies with goodwill, the Company first writes off the goodwill and then other long-lived assets to the extent such differential exists.



    The fair value methodology is applied to determine the recoverable value for each business on a stand alone basis using ranges of fair values obtained from independent appraisers. In developing these ranges, the independent appraisers consider (a) publicly available information, (b) financial projections of each business, (c) the future prospects of each business as discussed with senior operating and financial management, (d) publicly available information regarding comparable publicly traded companies in each industry, (e) market prices, capitalizations and trading multiples of comparable public companies and (f) other information deemed relevant. In reviewing these valuations and considering the need to record a charge for impairment of enterprise value and goodwill to the extent it is part of the enterprise value, the Company also evaluates solicited and unsolicited bids for the businesses of the Comapny.



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


    LONG-LIVED ASSETS: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The new rules specify when assets should be reviewed for impairment, how to determine whether an asset or group of assets are impaired, how to

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
measure an impairment loss and what financial statement disclosures are necessary. SFAS 121 is not effective for the Company until fiscal 1997. The effect of adoption of SFAS 121 is not expected to have a material adverse impact on the Company's financial position.

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


    REVENUE RECOGNITION: Revenue is recognized upon shipment of product to the customer. Provisions are made for warranty and return costs at the time of sale. Such provisions have been not material.



    ADVERTISING COSTS: Advertising costs are expensed as incurred. Such amounts totalled $61 million, $57 million and $55 million for fiscal 1996, 1995, and 1994, respectively.


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

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    The Company enters into interest rate protection agreements to manage interest costs and risks associated with changing interest rates; these agreements effectively convert underlying variable rate debt into fixed rate date. At September 30, 1996, the Company had several such agreements covering various periods. The notional amount of these agreements do not exceed $600 million for any covered period. The Company would have been required to pay approximately $4 million to settle all outstanding agreements based upon their fair value as of September 30, 1996. These fair values are based upon estimates received from financial institutions.

    STOCK BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans. SFAS 123 encourages, but does not require, adoption of a fair value based method; it allows for a company to continue to report under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". However, if a company follows APB 25, footnote disclosure is then required to reflect what the effects on the financial statements would have been if SFAS 123's fair value based method had been adopted. The Company intends to continue to account for its stock-based compensation under APB 25. The disclosures required under SFAS 123 are not effective for the Company until fiscal 1997.


    EARNINGS PER SHARE: Fiscal 1995 and 1994 earnings per share information is not presented in accordance with Accounting Principles Board Opinion No. 15, "Earnings per share" ("APB 15"), as such information is not indicative of the Company's continuing capital structure.



    Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding. The weighted average number of common and common equivalent shares outstanding during the year ended September 30, 1996 was 52,193,342.


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

                             U.S. INDUSTRIES, INC.

NOTE 3--ACQUISITIONS (CONTINUED)
    In May 1995, the Company acquired the assets of Southeastern Plastics, Inc., a plastic injection molder for $11 million, in a transaction accounted for as a purchase. The transaction resulted in goodwill of $4 million. The result of operations of Southeastern Plastics, Inc. are included in the Housewares Operations.

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

NOTE 4--DISPOSITIONS AND DISCONTINUED OPERATIONS


    During fiscal 1996, the Company adopted formal plans to dispose of Farberware Inc. ("Farberware"), Franklin Dyed Yarn Division ("Franklin"), Tubular Textile Machinery Division ("Tube-Tex") and its equity investment in Ground Round Restaurants, Inc. ("Ground Round"). During the third quarter of fiscal 1995, the Company adopted a formal plan to dispose of Bearing Inspection, Inc., ("Bearing") Jade Holdings, Inc., Piedmont Moulding Corporation, Spartus Corporation, Universal Gym Equipment, Inc. and Halkey-Roberts Corporation (collectively with Farberware, Franklin, Tube-Tex and Ground Round, the "Discontinued Operations"). As discussed below, each was sold prior to September 30, 1996 with the exception of Bearing, Tube-Tex and Ground Round. Tube-Tex was sold in October 1996. All businesses sold since Demerger, as well as Bearing and Ground Round, meet the criteria for classification as discontinued operations and have been classified as such for all periods presented.


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

                             U.S. INDUSTRIES, INC.

NOTE 4--DISPOSITIONS AND DISCONTINUED OPERATIONS (CONTINUED)
    In September 1995, the Company sold six companies for $200 million, resulting in a gain of $11 million, net-of-tax. The companies consisted of Bear Archery, Inc. Valley Recreation Products, Inc., Teters Floral Products, Inc., MW Manufacturers, Inc., Brown Moulding Company, Inc. and Halkey-Roberts Corporation (the last of which had previously been designated as a discontinued operation).

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


    On December 21, 1995, the Company entered into the Existing Credit Facility, which consists of a 4 1/2--year secured amortizing term loan facility in the amount of $400 million and a 5-year secured revolving credit facility of $575 million (including a swingline loan facility in the amount of up to $50 million and a letter of credit facility in the amount of up to $50 million). Upon entering into the Existing Credit Facility, the Company repaid all loans outstanding under its previous bank credit facility with amounts borrowed at lower rates under the new facility. The Existing Credit Facility is guaranteed by the Company's subsidiaries that are U.S. corporations and is secured by a first priority security interest in, and pledge of, all outstanding capital stock of the Company's direct and indirect subsidiaries that are U.S. corporations and 65% of the capital stock of a foreign subsidiary which holds the shares of other foreign subsidiaries of the Company. The term loan facility is subject to certain mandatory prepayments from asset sales which will be applied to the scheduled installments of the term loan on a pro rata basis. Amortization payments may be satisfied by borrowing under the existing revolving credit facility to the extent there is availability thereunder. As such, current maturities of long-term debt includes approximately $14 million related to mandatory prepayments required as a result of the September 1996 sales of the assets of Jade and Franklin (See Note 4) and the October 1996 sale of the assets of Tube-Tex (See Note 18).


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

NOTE 11--CHANGE IN METHOD OF EVALUATING GOODWILL IMPAIRMENT


    Prior to the Demerger, the recoverability of goodwill of the Company's businesses was evaluated by Hanson using projected undiscounted cash flows. At June 6, 1995, goodwill from acquisitions, prior to restatement for discontinuance of operations, aggregated $616.2 million, net of accumulated amortization of $238.3 million. During the quarter ended June 30, 1995, as a result of a comprehensive review of accounting policies, the Company adopted a new policy for evaluating the recoverability of goodwill and measuring its impairment based on the fair value approach. The Company believes that, in its circumstances, the fair value method of evaluating the recoverability of goodwill and measuring its impairment is preferable to the projected undiscounted cash flow method. At the time of adoption of this method the Company anticipated that some of its businesses would be sold to meet debt repayment requirements and therefore would not be owned for a period of time sufficient to recover their goodwill through operations. The Company has in fact disposed of several businesses since adoption of this method. See Note 4.



    The Company believes that the fair value approach is a better indicator of the extent to which the goodwill may not be recoverable and, therefore, may be impaired. The change in the method of evaluating the recoverability of goodwill resulted in the recording of a pre-tax charge to continuing operations of $111 million to reflect permanent goodwill impairment in the quarter ended June 30, 1995, resulting in a reduction in goodwill amortization expense of approximately $1.65 million quarterly and approximately $6.6 million annually. See Note 2 for a discussion of the Company's policy on goodwill.


NOTE 12--NON-RECURRING CHARGES

    During June 1995, the Company incurred non-recurring charges aggregating $2 million associated with the closing of underutilized facilities of the Lighting Products and Systems Operations. The charge includes accruals for lease costs of vacated facilities and severance payments related to a facility that the Company is closing.

                             U.S. INDUSTRIES, INC.

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

                                                                                                (IN MILLIONS)
                                                                                         FOR THE FISCAL YEARS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
NET SALES
  Consumer Group
    Housewares.......................................................................  $     411  $     342  $     318
    Recreation and Leisure Products..................................................        284        269        282
    Footwear and Textiles............................................................        240        261        269
                                                                                       ---------  ---------  ---------
                                                                                             935        872        869
                                                                                       ---------  ---------  ---------
  Building Products Group
    Bath Products....................................................................        332        283        261
    Lighting Products and Systems....................................................        508        492        446
                                                                                       ---------  ---------  ---------
                                                                                             840        775        707
                                                                                       ---------  ---------  ---------
  Industrial Group
    Automotive Components............................................................        390        380        383
    Other Industrial Products........................................................         68         67         56
                                                                                       ---------  ---------  ---------
                                                                                             458        447        439
                                                                                       ---------  ---------  ---------
    TOTAL NET SALES..................................................................  $   2,233  $   2,094  $   2,015
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
OPERATING INCOME (LOSS)
  Consumer Group
    Housewares.......................................................................  $      88  $      67  $      63
    Recreation and Leisure Products..................................................          8         (2)        35
    Footwear and Textiles............................................................         24         25         26
                                                                                       ---------  ---------  ---------
                                                                                             120         90        124
                                                                                       ---------  ---------  ---------
  Building Products Group
    Bath Products....................................................................         55         49         42
    Lighting Products and Systems....................................................         36        (74)        14
                                                                                       ---------  ---------  ---------
                                                                                              91        (25)        56
                                                                                       ---------  ---------  ---------
  Industrial Group
    Automotive Components............................................................         38         37         39
    Other Industrial Products........................................................          6          5          2
                                                                                       ---------  ---------  ---------
                                                                                              44         42         41
                                                                                       ---------  ---------  ---------
    Total Operating Income before corporate
      expenses and management fees...................................................        255        107        221
  Corporate expenses and management fees.............................................        (27)       (27)       (28)
                                                                                       ---------  ---------  ---------
    TOTAL OPERATING INCOME...........................................................  $     228  $      80  $     193
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

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


NOTE 17--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY



    Summarized consolidated financial information of USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of the Company, for the fiscal years and as of the dates indicated is as follows:



                                                                                               (IN MILLIONS)
                                                                                             FISCAL YEAR ENDED
                                                                                               SEPTEMBER 30,
                                                                                            --------------------
                                                                                              1996       1995
                                                                                            ---------  ---------
INCOME STATEMENT DATA:
Net sales.................................................................................  $   2,233  $   2,094
Gross profit..............................................................................        723        666
Income (loss) from continuing operations..................................................         97        (66)
Net income (loss).........................................................................        135        (88)

BALANCE SHEET DATA (AT PERIOD END):
Current assets............................................................................  $     925  $     990
Noncurrent assets.........................................................................        896        877
Current liabilities.......................................................................        414        512
Noncurrent liabilities....................................................................        880        943



    Income statement data has not been provided for fiscal 1994 as USIAH did not exist prior to the Demerger.

                             U.S. INDUSTRIES, INC.

NOTE 18--SUBSEQUENT EVENTS


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

    In October 1996, the Company entered into interest rate protection agreements (the "Treasury Locks") in the aggregate notional amount of $120 million in connection with its consideration of refinancing indebtedness outstanding under the Existing Credit Facility using the proceeds of an offering of senior unsecured notes of a subsidiary, to be guaranteed by the Company, and borrowings under a new revolving credit facility. The Treasury Locks effectively fix the interest rates tied to such proposed note offering to the relevant United States government treasury securities.


    In December 1996, a wholly owned subsidiary of the Company, USIAH, issued $125 million aggregate principal amount of 7.25% Senior Notes Due December 1, 2006 (the "Notes"). The Notes are fully and unconditionally guaranteed by the Company. Summary financial information of USIAH is presented in Note 17. Separate consolidated financial statements of USIAH are not presented as management has determined that they would not be material to investors.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                U.S. INDUSTRIES, INC.

                                By:            /s/ GEORGE H. MACLEAN
                                     -----------------------------------------
                                                 George H. MacLean
                                               SENIOR VICE PRESIDENT,
April   , 1997                             GENERAL COUNSEL AND SECRETARY