Form 10-Q/A
period 1996-12-28
US INDUSTRIES INC
filed 1997-04-23
CIK 944302

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                                 Amendment No. 1

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

                              U.S. INDUSTRIES, INC.

                                      INDEX

                                                                                                                   Page
                                                                                                                    No.

PART I.         FINANCIAL INFORMATION

                Item 1.    Financial Statements (unaudited)

                           Consolidated Statements of Operations
                           for the Three Months Ended December 31, 1996 and 1995...................................        1

                           Consolidated Balance Sheets, December 31, 1996
                           and September 30, 1996..................................................................        2

                           Consolidated Statements of Cash Flows
                           for the Three Months Ended December 31, 1996 and 1995...................................        3

                           Consolidated Statement of Changes in Stockholders'
                           Equity for the Three Months Ended December 31, 1996.....................................        4

                           Notes to Consolidated Financial Statements..............................................        5

PART II.        OTHER INFORMATION

                Item 6.    Exhibits and Reports on Form 8-K........................................................        10

SIGNATURE       ...................................................................................................        11

EXHIBIT INDEX   ...................................................................................................        12


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
                                  =================           ==================


On December 12, 1996, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of the Company, issued $125 million aggregate principal amount of 7.25% Senior Notes due December 1, 2006 (the "Notes"). The net cash proceeds were $123 million after transaction fees and discounts. The Notes bear interest at 7.25% payable semiannually on June 1 and December 1, commencing June 1, 1997, and are redeemable at any time at the option of the issuer, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of comparable U.S. Government securities plus 10 basis points, plus, in each case, accrued interest to the date of redemption. The Notes are fully and unconditionally guaranteed by the Company. The Notes are unsecured but the indenture places restrictions on liens, subsidiary indebtness and dividends, among other things. See Note 7 for summary financial information of USIAH.

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

NOTE 7 - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Summarized consolidated financial information of USIAH is as follows:

                                                  (in millions)
                                          Three months ended December 31,
                                          -------------------------------
                                               1996            1995
                                               ----            ----

INCOME STATEMENT DATA:

Net Sales                                     $ 527            $ 464
Gross profit                                    172              155
Income from continuing operations                21               12
Net income                                       22               56





                                                     (in millions)
                                               December 31,  September 30,
                                                   1996          1996
                                                   ----          ----

BALANCE SHEET DATA:

Current assets                                     $ 907       $ 945
Noncurrent assets                                    861         842
Current liabilities                                  494         393
Noncurrent liabilities                               748         867


Seperate consolidated financial statements of USIAH are not presented as management has determined that they would not be material to investors.

NOTE 8 - SUBSEQUENT EVENTS

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

PART II.          OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  4.1 Indenture, dated as of December 12, 1996, among USI American Holdings, Inc. ("USIAH"), U.S. Industries, Inc. and PNC Bank, National Association, as Trustee.

                  10.1 Credit Agreement, dated December 12, 1996 (the "Credit Agreement"), among USIAH, USI Funding, Inc., U.S. Industries, Inc. and Bank of America National Trust and Savings Association, as Agent and BA Securities, Inc., as Arranger.

                  10.2 First Amendment to the Credit Agreement, dated December 16, 1996 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996).*

                  23.1  Consent of Ernst & Young LLP

                  23.2  Consent of Price Waterhouse LLP

                  23.3  Consent of Deloitte & Touche LLP

                  27 Financial Data Schedule (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996).*

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




_____________
* Incorporated by reference.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                          U.S. INDUSTRIES, INC.



Date: April 22, 1997                      /s/ George H. MacLean
                                          -----------------------------
                                          George H. MacLean
                                          Senior Vice President and
                                          General Counsel

                              U.S. INDUSTRIES, INC.

                                  EXHIBIT INDEX


4.1 Indenture, dated as of December 12, 1996, among USI American Holdings, Inc. ("USIAH"), U.S. Industries, Inc. and PNC Bank, National Association, as Trustee.

10.1 Credit Agreement, dated December 12, 1996 (the "Credit Agreement"), among USIAH, USI Funding, Inc., U.S. Industries, Inc. and Bank of America National Trust and Savings Association, as Agent and BA Securities, Inc., as Arranger.

10.2 First Amendment to the Credit Agreement, dated December 16, 1996 (filed as
     Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996).*

23.1 Consent of Ernst & Young LLP

23.2 Consent of Price Waterhouse LLP

23.3 Consent of Deloitte & Touche LLP

27 Financial Data Schedule (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996).*

_________________
* Incorporated by reference.