Form 10-Q
period 1997-03-29
US INDUSTRIES INC
filed 1997-05-13
CIK 944302

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

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

                                  Yes [X]   No  [_]

As of May 2, 1997, U.S. Industries, Inc. had one class of common stock, of which 50,233,245 shares were outstanding.

                        U.S. INDUSTRIES, INC.

                                INDEX

                                                                           Page
                                                                           No.

PART I.   FINANCIAL INFORMATION

   Item 1.    Financial Statements (unaudited)

              Consolidated Statements of Operations
              for the Three and Six Months Ended March 31, 1997 and 1996..   1

              Consolidated Balance Sheets, March 31, 1997
              and September 30, 1996......................................   2

              Consolidated Statements of Cash Flows
              for the Six Months Ended March 31, 1997 and 1996............   3

              Consolidated Statement of Changes in Stockholders'
              Equity for the Six Months Ended March 31, 1997..............   4

              Notes to Consolidated Financial Statements..................   5


   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................  11

PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K...........................  18

SIGNATURE ................................................................  19

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             MARCH 31,                     MARCH 31,
                                                                             ---------                     ---------
                                                                          1997        1996            1997         1996
                                                                          ----        ----            ----         ----

Net sales                                                             $       559 $       493     $     1,070  $       939
Operating costs and expenses:
       Cost of products sold                                                  379         325             718          618
       Selling, general and administrative expenses                           128         122             252          236
                                                                       ----------  ----------      ----------   ----------
Operating income                                                               52          46             100           85

Interest expense                                                               11          14              23           34
Interest income                                                               (1)         (2)             (2)          (4)
Other expense, net                                                              -           4               1            4
                                                                       ----------  ----------      ----------   ----------
Income before income taxes, discontinued operations and
  extraordinary loss                                                           42          30              78           51
Provision for income taxes                                                     18          14              34           23
                                                                       ----------  ----------      ----------   ----------
       Income from continuing operations                                       24          16              44           28
Discontinued operations:
       Income (loss) from operations of discontinued operations
            (net of income taxes (benefit) of $1, ($1), $3 and $-)              2         (1)               4            -
       Gain on disposal of discontinued operations
            (net of income taxes of $23, $-, $24 and $10)                      82           -              83           68
                                                                       ----------  ----------      ----------   ----------
       Income (loss) from discontinued operations                              84         (1)              87           68
                                                                       ----------  ----------      ----------   ----------

Income before extraordinary loss                                              108          15             131           96

Extraordinary loss (net of income tax benefits of $1 and $16)                   -           -             (2)         (25)

                                                                       ----------  ----------      ----------   ----------

Net income                                                            $       108 $        15     $       129  $        71
                                                                       ==========  ==========      ==========   ==========

Income from continuing operations per share                           $      0.48 $      0.32     $      0.87  $      0.53

Income (loss) from discontinued operations per share                         1.66      (0.02)            1.73         1.28

Extraordinary loss per share                                                    -           -          (0.04)       (0.46)
                                                                       ----------  ----------      ----------   ----------

Net income per share                                                  $      2.14 $      0.30     $      2.56  $      1.35
                                                                       ==========  ==========      ==========   ==========

Weighted average common shares outstanding                                   50.6        52.5            50.7         52.9
                                                                       ==========  ==========      ==========   ==========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                              U.S. INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                                                    March 31,      September 30,
                                                                                    ---------      -------------
                                                                                       1997            1996
                                                                                       ----            ----
                                                                                    (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                  $            26  $           45
    Trade receivables, net of allowance of $40 and $38                                     396             370
    Inventories, net                                                                       420             352
    Deferred income taxes                                                                   45              44
    Other current assets                                                                    29              22
    Net assets held for disposition                                                         47             112
                                                                                ---------------  -------------
         Total current assets                                                              963             945

Property, plant and equipment, net of accumulated
 depreciation of $379 and $359                                                             310             278
Deferred income taxes                                                                       30              28
Other assets                                                                               128             115
Goodwill, net                                                                              417             416
                                                                                ---------------  -------------

                                                                               $         1,848  $        1,782
                                                                                ===============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                              $             1  $            1
    Current maturities of long-term debt                                                     1              16
    Trade accounts payable                                                                 145             157
    Accrued expenses and other liabilities                                                 157             171
    Income taxes payable                                                                    54              43
                                                                                ---------------  -------------
         Total current liabilities                                                         358             388

Long-term debt                                                                             685             717
Other liabilities                                                                          172             150
                                                                                ---------------  -------------

         Total liabilities                                                               1,215           1,255
                                                                                ---------------  -------------

Commitments and contingencies

Stockholders' equity:
    Common stock (par value $.01 per share), authorized 200,000,000 shares;
    issued 53,903,311 and 53,734,565,
    respectively; outstanding 50,684,437 and 51,392,001, respectively)                       1               1
    Paid in capital                                                                        566             563
    Retained earnings                                                                      158              29
    Unearned restricted stock                                                              (18)            (19)
    Other equity                                                                            (3)             (2)
    Treasury stock (3,218,874 and 2,342,564 shares, respectively) at cost                  (71)            (45)
                                                                                ---------------  --------------
         Total stockholders' equity                                                        633             527
                                                                                ---------------  -------------
                                                                               $         1,848  $        1,782
                                                                                ===============  =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN MILLIONS-UNAUDITED)


                                                                                             SIX MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                                 ---------
                                                                                          1997              1996
                                                                                          ----              ----

OPERATING ACTIVITIES:
   Income from continuing operations                                                $         44   $         28
   Adjustments to reconcile income from continuing operations to net cash
     (used in) provided by operating activities of continuing operations:
      Depreciation and amortization                                                           26             29
      Provision for doubtful accounts                                                          3              4
      Gain on sale of excess real estate                                                      (1)             -
      Gain on sale of subsidiary stock                                                        (1)             -
   Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
      Increase in trade receivables                                                          (24)            (7)
      Increase in inventories                                                                (34)           (23)
      Increase in other current assets                                                        (7)            (5)
      Increase in other assets                                                               (17)            (7)
      Decrease in trade accounts payable                                                     (14)            (1)
      Decrease in income taxes payable                                                       (17)            (9)
      Decrease in accrued expenses and other liabilities                                     (12)            (3)
      Increase in other liabilities                                                            7              2
      Other, net                                                                               2              1
                                                                                     ------------   -----------
   NET CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES OF CONTINUING OPERATIONS                                                     (45)             9
                                                                                     ------------   -----------

   Income from discontinued operations                                                         87            68
   Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
      Gain on disposal of net assets held for disposition                                    (83)           (68)
       Decrease in net assets held for disposition                                             5             17
                                                                                     ------------   -----------
   NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                9             17
                                                                                     ------------   -----------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                       (36)            26
                                                                                     ------------   -----------

INVESTING ACTIVITIES:
       Proceeds from sale of net assets held for disposition                                 186            170
       Proceeds from sale of subsidiary stock                                                  4              -
       Acquisition of companies, net of cash acquired                                        (67)             -
       Purchases of property, plant and equipment                                            (35)           (20)
       Proceeds from real estate transactions                                                  5             11
                                                                                     ------------   -----------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  93            161
                                                                                     ------------   -----------

FINANCING ACTIVITIES:
       Proceeds from long-term debt                                                        1,125            796
       Repayment of long-term debt                                                        (1,172)          (959)
       Repayment of notes payable                                                              -             (3)
       Purchase of treasury stock                                                            (27)           (35)
       Proceeds from exercise of stock options                                                 2              -
                                                                                     ------------   -----------
   NET CASH USED IN FINANCING ACTIVITIES                                                     (72)          (201)
                                                                                     ------------   ------------

       Effect of exchange rate changes on cash                                                (4)             -

DECREASE IN CASH AND CASH EQUIVALENTS                                                        (19)           (14)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              45             51
                                                                                     ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $         26   $         37
                                                                                     ============   ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                              U.S. INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 1997
                         (IN MILLIONS EXCEPT SHARE DATA)
                                   (UNAUDITED)





                                                                                 Unearned                                Total
                                           Common      Paid in     Retained     Restricted      Other      Treasury   Stockholders'
                                           Stock       Capital     Earnings       Stock        Equity       Stock        Equity
                                           -----       -------     --------       -----        ------       -----        ------

Balance at September 30, 1996           $        1 $        563  $        29  $       (19)  $       (2)  $     (45)    $      527
Net income                                                               129                                                  129
Amortization of unearned restricted
stock                                                                                    3                                      3
Purchase of 941,666 shares of common
stock                                                                                                          (27)          (27)
Common stock issued (168,746 shares)
upon exercise of options                         -            2                                                                 2
Treasury stock issued (65,356 shares) to
employees and directors                          -            1                        (2)                        1             -
Translation adjustment                                                                              (1)                       (1)
                                         ---------   ----------   ----------   -----------   ----------   ---------     ---------
Balance at March 31, 1997               $        1  $       566  $       158  $       (18)  $       (3)  $     (71)    $      633
                                         =========   ==========   ==========   ===========   ==========   =========     =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION

U.S. Industries, Inc. (together with its subsidiaries, the "Company") is a diversified manufacturer of consumer and industrial products. The Company was incorporated in Delaware in February 1995, and has been publicly-owned since May 31, 1995, at which time Hanson PLC ("Hanson") paid a dividend to its shareholders of the Company's common stock. Prior to May 31, 1995, the Company was a wholly-owned subsidiary of Hanson. Certain businesses, assets and liabilities were transferred to the Company by Hanson pursuant to transactions consummated on May 31, 1995 and June 5, 1995 (collectively, the "Demerger").

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information,
Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three and six months ended March 31, 1997 and 1996 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of those for the full fiscal year ending September 27, 1997. For further information, refer to the Consolidated (Combined) Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996.

The Company's fiscal year ends on the Saturday nearest to September 30. All three and six month data contained herein reflect results of operations for the 13-week and 26-week periods ended on the Saturday closest to March 31, but are presented as of such date for convenience.

Prior periods presented have been restated to reflect divestitures and formal plans to sell businesses included in net assets held for disposition as well as the retention of a business previously identified as a discontinued operation. See Note 4.

In January 1997, an initial public offering of 25% of the shares of Jade Technologies Singapore Ltd ("Jade") was completed. The offering generated proceeds of $4 million and resulted in a pre-tax gain of $1 million. Minority interest of $3 million was recorded in other liabilities.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                         (in millions)
                                 March 31,         September 30,
                                 ---------         -------------
                                    1997                1996
                                    ----                ----
                                (unaudited)

Finished products           $               202 $               183
Work-in process                              99                  72
Raw materials                               119                  97
                             ------------------  ------------------
Inventories, net            $               420 $               352
                             ==================  ==================

NOTE 3 - DEPRECIATION AND AMORTIZATION

Depreciation and amortization consists of the following:


                                                                   (in millions-unaudited)
                                                                      Six Months Ended
                                                                          March 31,
                                                                          ---------
                                                                   1997               1996
                                                                   ----               ----
Depreciation                                              $                20   $             18
Amortization of goodwill                                                    7                  6
Amortization of unearned restricted stock                                   3                  3
Amortization of deferred income                                           (4)                  -
Amortization of deferred financing costs                                    -                  2
                                                             ----------------    ---------------
                                                          $                26   $             29
                                                             ================    ===============


NOTE 4 - DISCONTINUED OPERATIONS

In the first quarter of fiscal 1996, the Company sold Blue Mountain Industries and the Office Furniture Group for an aggregate of $165 million in cash and a note for $5 million (which was collected in the second quarter of fiscal 1996).

In October 1996, the Company sold Tubular Textile Machinery for $21 million in cash and a note for $1 million.

In January 1997, the Company sold SCM Metals Products, Inc. and the assets of QPF, Inc. for an aggregate of $165 million in cash.

In the second quarter of fiscal 1997, the Company decided to retain Bearing Inspection, Inc. ("Bearing") as a continuing operation. Bearing was identified and accounted for as a discontinued operation since the Demerger. Also, during the second quarter of fiscal 1997, the Company adopted a formal plan to dispose of Native Textiles ("Native"). At March 31, 1997, Native and an equity investment in Ground Round Restaurants, Inc. are classified as discontinued operations.

The following are the results of the discontinued operations:

                          (in millions-unaudited)
                  Three Months Ended    Six Months Ended
                       March 31,            March 31,
                       ---------            ---------
                    1997       1996      1997       1996
                    ----       ----      ----       ----

Net sales        $      31  $     123  $     89  $     263
Pre-tax income           3         (2)        7         -

Amounts classified as net assets held for disposition relate to the businesses and equity investment accounted for as discontinued operations and consist of the following after accrual for anticipated net-of-tax losses on dispositions not yet consummated:



                                                  (in millions)
                                           March 31,        September 30,
                                           ---------        -------------
                                             1997              1996
                                             ----              ----
                                         (unaudited)
Net current assets                    $               35 $              50
Property, plant and equipment, net                    12                72
Other non-current liabilities, net                     -              (10)
                                       -----------------  ----------------
Net assets held for disposition                       47               112
                                       =================  ================


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                (in millions)
                                    March 31,               September 30,
                                    ---------               -------------
                                      1997                      1996
                                      ----                      ----
                                    (unaudited)

7.25% Senior Notes, net         $              123      $                 -
Term loan                                        -                      370
Revolving credit facility                      500                      250
Other long-term debt                            63                      113
                                 -----------------       ------------------
                                               686                      733
Less current maturities                          1                       16
                                 -----------------       ------------------
Long-term debt                                 685                      717
                                 =================       ==================


On December 12, 1996, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of the Company, issued $125 million aggregate principal amount of 7.25% Senior Notes due December 1, 2006 (the "Notes"). The net cash proceeds were $123 million after transaction fees and discounts. The Notes bear interest at 7.25% payable semiannually on June 1 and December 1, commencing June 1, 1997, and are redeemable at any time at the option of the issuer, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of comparable U.S. Government securities plus 10 basis points, plus, in each case, accrued interest to the date of redemption. The Notes are fully and unconditionally guaranteed by the Company. The Notes are unsecured but the indenture places restrictions on, among other things, liens, subsidiary indebtedness and dividends. USIAH is currently offering to exchange the Notes, which were not registered under the Securities Act of 1933, for registered notes having substantially the same terms as the Notes. See Note 8 for summary financial information of USIAH.

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

The New Credit Agreement includes (i) committed advances ("Committed Advances") and (ii) uncommitted bid option advances. The Committed Advances are at lower borrowing spreads than the previous Credit Agreement and bear interest based on, at the option of the Company, (i) specified spreads over the London Interbank Offered Rate ("LIBOR") or (ii) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or 50 basis points above the federal funds rate in effect on such date (the "Base Rate"). The spreads on the LIBOR-based borrowings range between 15 and
62.5 basis points, based upon the Company's senior unsecured debt ratings for the relevant period. At March 31, 1997 three-month LIBOR was 5.78% per annum and the spread over LIBOR was 25 basis points. A facility fee will accrue and be payable on a quarterly basis in arrears to the lenders under the New Credit Agreement on the full amount of the facility, regardless of the amount utilized. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At March 31, 1997, the facility fee was 12.5 basis points per annum.

The New Credit Agreement places restrictions on, among other things, liens, mergers, consolidations and additional indebtedness. Its financial covenants require the Company to comply with a maximum ratio of total funded debt to capital and a consolidated leverage ratio.

In conjunction with the repayment of all outstanding indebtedness under the Previous Credit Agreement, in the first quarter of fiscal 1997, a net-of-tax, non-cash, extraordinary charge of $2 million was incurred to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with interest rate protection agreements. In the first quarter of fiscal 1996, in connection with entering into the Previous Credit Agreement, the Company recorded a net-of-tax, non-cash extraordinary charge of $25 million to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with interest rate protection agreements.

On December 12, 1996 the Company paid approximately $2 million to settle interest rate protection agreements entered into in connection with the Notes. This amount will be amortized over the life of the Notes as deferred financing costs.

In order to manage its floating interest rate exposure, the Company entered into interest rate protection agreements whereby the Company receives a floating rate based on three-month LIBOR and pays a weighted average fixed rate. Currently the interest rates range from 6.23% to 6.95% per annum. The aggregate notional amounts and periods covered by such agreements are as follows:

    March 31, 1997 through May 30, 1997.....................$500 million
    May 30, 1997 through September 30, 1997.................$450 million
    September 30, 1997 through May 28, 1999.................$300 million
    May 28, 1999 through September 30, 1999.................$200 million

All interest rate protection agreements are of notional amounts and maturities that relate to specific portions of outstanding debt, and accordingly, are accounted for as hedge transactions.

Other long-term debt at March 31, 1997 includes $44 million of notes payable with maturities due within one year which the Company expects to repay using borrowings under the New Credit Agreement. Of this amount, $39 million was borrowed under uncommitted short-term lines of credit with aggregate availability of $197 million.

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

A number of present and former operating units of the Company have been named as Potentially Responsible Parties ("PRPs") at approximately 14 off-site disposal sites under CERCLA or comparable state statutes in a number of federal and state proceedings. The operating units of the Company are working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner.

At March 31, 1997, the Company had accrued $15 million for known environmental related matters. The Company believes that the range of liability for such matters is between $8 million and $21 million.

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

NOTE 7 - ACQUISITIONS

In January 1997, the Company purchased the assets of Woodings-Verona Tool Works, Inc. ("Woodings-Verona") for $5 million in cash plus the assumption of $1 million of debt, subject to post-closing audit adjustment. Woodings-Verona manufactures hot-forged heavy striking tools including sledge hammers, axes, bars, picks and railroad tools.

In March 1997, the Company purchased certain assets of the outdoor furniture division of Sunbeam Corporation for approximately $62 million in cash, prior to additional post-closing audit adjustments and consideration of restructuring costs. The acquired business, now known as Sunlite Casual Furniture, Inc. ("Sunlite"), manufactures casual outdoor furniture.

These transactions have been accounted for as purchases and their results are included in the financial statements from the date of acquisition. The allocation of purchase price is preliminary and subject to adjustment upon receipt of final valuation information and management's final estimates as to the fair value of the respective assets acquired and liabilities assumed.

NOTE 8 - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Summarized consolidated financial information of USIAH, the issuer of the Notes, is as follows:


                                                          (IN MILLIONS-UNAUDITED)
                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    MARCH 31,                 MARCH 31,
                                                    ---------                 ---------
                                                 1997       1996         1997         1996
                                                 ----       ----         ----         ----
Income Statement Data:
     Net sales                              $      559 $      493  $     1,070   $      939
     Gross profit                                  180        168          352          321
     Income from continuing operations              25         17           46           30
     Net income                                    109         16          131           73



                                                           (IN MILLIONS)
                                                   MARCH 31,       SEPTEMBER 30,
                                                   ---------       -------------
                                                      1997              1996
                                                      ----              ----
                                                  (UNAUDITED)
Balance Sheet Data:
     Current assets                               $     963        $        945
     Non-current assets                                 885                 837
     Current liabilities                                357                 388
     Non-current liabilities                            857                 867

Separate consolidated financial statements of USIAH are not presented as management has determined that they would not be material to investors.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which the Company is required to adopt for the period ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share, restate all prior periods and present diluted earnings per share. The Company believes adoption of Statement No. 128 will not have a material impact on earnings per share information currently presented.

NOTE 10 - SUBSEQUENT EVENT

In May 1997, the Company purchased Britains Petite Limited for $9 million in cash, subject to post-closing audit adjustment. Britains Petite Limited, located in Nottingham, England, is a manufacturer of military soldier collectibles, metal and plastic models of agricultural vehicles, figures, animals, buildings and accessories and preschool plastic toys.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations are grouped into two segments: Consumer and Industrial Products. As of March 31, 1997, the Bath Products Operations were reclassified to the Consumer Group and the Lighting Products and Systems Operations, which are predominately commercial lighting, were reclassified to the Industrial Group, to better reflect product classification. The outdoor furniture operations, acquired in March 1997, are included in the Bath and Outdoor Products Operations. The results of all operations sold or classified as discontinued operations are excluded from the table below for all periods presented and are discussed separately under "Discontinued Operations". See Note 4 to the Consolidated Financial Statements.


RESULTS OF OPERATIONS


                                                                                             (IN MILLIONS)
                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                              MARCH 31,                        MARCH 31,
                                                                              ---------                        ---------
                                                                         1997           1996               1997           1996
                                                                         ----           ----               -----          ----
NET SALES
    Consumer Group
       Housewares ..........................................      $           132   $          115  $          243  $         201
       Recreation and Leisure...............................                   61               60             136            127
       Footwear.............................................                   38               43              76             86
       Bath and Outdoor Products............................                   95               70             163            130
                                                                       -----------      -----------      ----------     ---------
                                                                              326              288             618            544
    Industrial Group
       Lighting Products and Systems........................                  134              126             265            245
       Other Industrial Products............................                   99               79             187            150
                                                                       -----------      -----------      ----------     ---------
                                                                              233              205             452            395

          TOTAL NET SALES...................................      $           559   $          493  $         1,070 $         939
                                                                       ===========      ===========      ==========     =========


OPERATING INCOME
   Consumer Group
       Housewares...........................................      $            25   $           26  $           46  $          44
       Recreation and Leisure...............................                   -                (1)              5              1
       Footwear ............................................                    4                5               8              9
       Bath and Outdoor Products............................                   12               10              18             17
                                                                       -----------      -----------      ----------     ---------
                                                                               41               40              77             71
                                                                       -----------      -----------      ----------     ---------

   Industrial Group
       Lighting Products and Systems........................                    9                8              19             16
       Other Industrial Products............................                    8                5              17             11
                                                                       -----------      -----------      ----------     ---------
                                                                               17               13              36             27
                                                                       -----------      -----------      ----------     ---------

   Corporate expenses ......................................                   (6)              (7)            (13)           (13)
                                                                       -----------      -----------      ----------     ---------

           TOTAL OPERATING INCOME...........................      $            52   $           46  $          100  $          85
                                                                       ===========      ===========      ==========     =========


DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in the following Management's Discussion or elsewhere in this Quarterly Report are, or may deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of the control of the Company, such as interest rates, consumer spending patterns, availability of consumer credit, levels of residential and commercial construction, levels of automotive production and changes in raw material costs, along with the other factors noted in this Quarterly Report and the Company's Annual Report on Form 10-K for fiscal 1996 with respect to the Company's businesses.

THREE MONTHS ENDED MARCH 31, 1997
COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

INTRODUCTION

The Company had sales of $559 million and operating income of $52 million for the quarter ended March 31, 1997, increases of $66 million (13.4%) and $6 million (13.0%), respectively, compared to the second quarter of fiscal 1996.

CONSUMER GROUP

The Consumer Group had sales of $326 million and operating income of $41 million for the quarter ended March 31, 1997, increases of $38 million (13.2%) and $1 million (2.5%), respectively, over the second quarter of fiscal 1996.

The Housewares Operations had sales of $132 million and operating income of $25 million for the quarter ended March 31, 1997, an increase of $17 million (14.8%) and a decrease of $1 million (3.8%), respectively, over the second quarter of fiscal 1996. The Company had higher sales due primarily to the inclusion of the Company's ladder subsidiary and higher revenue from sales of vacuum cleaners, particularly in Central and Eastern Europe, offset by weakness in domestic vacuum cleaner sales and a sales decline in winter tools as a result of the mild winter in the Northeast.

The Recreation and Leisure Operations had sales of $61 million with break-even operating results for the quarter ended March 31, 1997, an increase of $1 million (1.7%) and $1 million, respectively, from the second quarter of fiscal 1996. The improvement in operating income was due to reduced losses on promotional toy sales and lower period costs incurred to support the promotional toy category. The Company made the decision to exit the promotional toy category in fiscal 1996 and has since realized benefits through reduced closeouts and lower promotional costs. Golf putter sales increased substantially, offsetting the decline in toy sales. However, operating income for golf clubs declined due to advertising and promotional costs for new product introductions.

The Footwear Operations had sales of $38 million and operating income of $4 million for the quarter ended March 31, 1997, decreases of $5 million (11.6%) and $1 million (20.0%), respectively, from the second quarter of fiscal 1996. The Footwear Operations suffered from continuing competitive market conditions. The western footwear category, in particular, was negatively impacted by promotional pricing and aggressive terms which have reduced both sales and profits.

The Bath and Outdoor Products Operations had sales of $95 million and operating income of $12 million for the quarter ended March 31, 1997, increases of $25 million (35.7%) and $2 million (20.0%), respectively, from the second quarter of fiscal 1996. The Bath Products Operations experienced strong sales growth in the United States as it expanded distribution into the do-it-yourself ("DIY") market. The Company also benefitted from an excellent contribution from its above ground pool company, which was acquired in the third quarter of fiscal 1996. Results from the European operations were below prior year primarily due to soft market conditions. The Outdoor Products Operations, which consist of the Sunlite businesses acquired in March, 1997, had a minimal contribution to operating income.

INDUSTRIAL GROUP

The Industrial Group had sales of $233 million and operating income of $17 million for the quarter ended March 31, 1997, increases of $28 million (13.7%) and $4 million (30.8%), respectively, from the second quarter of fiscal 1996.

The Lighting Products and Systems Operations had sales of $134 million and operating income of $9 million for the quarter ended March 31, 1997, increases of $8 million (6.3%) and $1 million (12.5%), respectively, over the second quarter of fiscal 1996. The Lighting Products and Systems Operations benefitted from strong sales of outdoor and residential lighting products. The strong performances in these markets offset weaker pricing and, accordingly, a lower operating income contribution from the Company's commercial and industrial lighting operations.

The Other Industrial Products Operations had sales of $99 million and operating income of $8 million for the quarter ended March 31, 1997, increases of $20 million (25.3%) and $3 million (60.0%), respectively, from the second quarter of fiscal 1996. The Other Industrial Products Operations had higher sales in each of its automotive products companies and its bearing refurbishing operation. In particular, its concentration in the sport utility vehicle market resulted in strong increases over the comparable period in the prior fiscal year in sales of fabricated metal components. The Company's automotive leather business improved sales to Japanese automotive manufacturers. Sales of Japanese imports in the U.S. have increased, in part, due to a weaker Yen. However, lower yields due to reduced availability of quality hides negatively impacted margins. The Company's leadframe business experienced a decline in sales and income due to the downturn in the semiconductor market.

DISCONTINUED OPERATIONS

During the quarter ended March 31, 1997, due to improving results and prospects, the Company decided to retain Bearing Inspections, Inc. ("Bearing") as part of its continuing operations. Bearing was identified for disposition at the time of the Demerger and had been accounted for as a discontinued operation since that time. Also, during the quarter ended March 31, 1997, the Company adopted a formal plan to dispose of Native Textiles ("Native"). The impact of the decisions to retain Bearing and dispose of Native was not material to the Company.

The Company had income from discontinued operations of $84 million, net-of-tax, for the quarter ended March 31, 1997, consisting of gains on disposals of discontinued operations of $82 million and income from operations of discontinued operations of $2 million. The gains on dispositions resulted from the sales of SCM Metals Products, Inc. and the assets of QPF Inc. for an aggregate of $165 million in cash. The income from operations of discontinued operations consisted of the results of the companies sold, Native and an equity investment in Ground Round Restaurants, Inc. Discontinued operations are not expected to have a material impact on the future operations or liquidity of the Company.

For the quarter ended March 31, 1996, the Company had a loss from the operations of discontinued operations of $1 million, net of tax. The loss from operations of discontinued operations consisted of the results of the companies noted above, Tubular Textile Machinery, which was sold in the first quarter of fiscal 1997 and the companies sold during fiscal 1996.

INTEREST AND TAXES

Interest expense was $11 million for the quarter ended March 31, 1997, a $3 million (21.4%) decrease from the comparable period of fiscal 1996. The decrease reflects lower levels of debt outstanding. Interest income was $1 million for the quarter ended March 31, 1997, a $1 million (50%) decrease from the comparable period of fiscal 1996.

The provision for income taxes on continuing operations was $18 million for the quarter ended March 31, 1997, on pre-tax income of $42 million (a 42.9% effective tax rate) as compared to a $14 million provision on pre-tax income of $30 million (a 46.7% effective tax rate) in the comparable period of fiscal 1996. The decrease in the effective tax rate is attributable to reduced state and foreign taxes.

SIX MONTHS ENDED MARCH 31, 1997
COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

Introduction

The Company had sales of $1,070 million and operating income of $100 million for the six months ended March 31, 1997, increases of $131 million (14.0%) and $15 million (17.6%), respectively, compared to the first six months of fiscal 1996.

CONSUMER GROUP

The Consumer Group had sales of $618 million and operating income of $77 million for the six months ended March 31, 1997, increases of $74 million (13.6%) and $6 million (8.5%), respectively, over the first six months of fiscal 1996.

The Housewares Operations had sales of $243 million and operating income of $46 million for the six months ended March 31, 1997, increases of $42 million (20.9%) and $2 million (4.5%), respectively, over the first six months of fiscal 1996. The increases reflect growth of international vacuum cleaner sales and the first time inclusion of the Company's ladder operations. Growth in higher-margin international vacuum cleaner sales offset weakness in domestic vacuum cleaner sales. Contribution from winter tool sales declined as a result of the mild winter experienced in the Northeast during the second quarter of the current year. The Company's ladder subsidiary contributed to the increase in sales and operating income in the current year.

The Recreation and Leisure Operations had sales of $136 million and operating income of $5 million for the six months ended March 31, 1997, increases of $9 million (7.1%) and $4 million (400.0%), respectively, from the first six months of fiscal 1996. The increase in operating income reflects an improvement in the results of the toy operations. Following the Company's exit from the promotional toy business, the agricultural and collectible toy categories performed particularly well relative to the comparable period of the prior year. The contribution from increased sales of golf putters during the current period was offset by advertising and promotional costs incurred to launch the Company's new line of titanium golf irons.

The Footwear Operations had sales of $76 million and operating income of $8 million for the six months ended March 31, 1997, decreases of $10 million (11.6%) and $1 million (11.1%), respectively, compared to the first six months of fiscal 1996. The Footwear Operations suffered from weak market conditions, particularly in the high margin western footwear category.

The Bath and Outdoor Products Operations had sales of $163 million and operating income of $18 million for the six months ended March 31, 1997, increases of $33 million (25.4%) and $1 million (5.9%), respectively, compared to the first six months of fiscal 1996. While domestic sales of bath products continued to grow, the trend toward lower priced units also continued, which resulted in reduced marginal operating income. Results from European operations were below the prior year primarily due to soft market conditions. The Company benefitted from strength in sales at its above ground pool company.

INDUSTRIAL GROUP

The Industrial Group had sales of $452 million and operating income of $36 million for the six months ended March 31, 1997, increases of $57 million (14.4%) and $9 million (33.3%), respectively, over the first six months of fiscal 1996.

The Lighting Products and Systems Operations had sales of $265 million and operating income of $19 million for the six months ended March 31, 1997, increases of $20 million (8.2%) and $3 million (18.8%), respectively, over the first six months of fiscal 1996. The Lighting Products and Systems Operations benefitted from strong sales and improved operating margins in the outdoor and residential lighting businesses. These gains offset lower margins in the commercial and industrial lighting businesses.

The Other Industrial Products Group had sales of $187 million and operating income of $17 million for the six months ended March 31, 1997, increases of $37 million (24.7%) and $6 million (54.5%), respectively, over the first six months of fiscal 1996. All of the Company's automotive operations experienced strong increases over the prior fiscal year. These results reflect strong sales volume at the Company's automotive leather operations, metal parts fabrication and plastic automotive components businesses. Sales and operating income further benefitted from higher automotive leather selling prices.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

During the six months ended March 31, 1997, due to improving results and business prospects, the Company decided to retain Bearing as part of its continuing operations. Bearing was identified for disposition at the time of the Demerger and had been accounted for as a discontinued operation since that time. Also, during the six months ended March 31, 1997, the Company adopted a formal plan to dispose of Native. The impact of the decisions to retain Bearing and dispose of Native was not material to the Company.

The Company had income from discontinued operations of $87 million, net of tax, for the six months ended March 31, 1997, consisting of gains on disposals of discontinued operations of $83 million and income from operations of discontinued operations of $4 million. The gains on dispositions resulted from the sales of Tubular Textile Machinery, SCM Metals Products, Inc. and the assets of QPF, Inc., for an aggregate of $186 in cash and a note for $1 million. The income from operations of discontinued operations consisted of the results of the above named sold companies as well as Native and an equity investment in Ground Round Restaurants, Inc. Discontinued operations are not expected to have a material impact on the future operations or liquidity of the Company.

For the six months ended March 31, 1996, the Company had income from discontinued operations of $68 million, net-of-tax, consisting of gains on disposals of discontinued operations of $68 million and break-even results from operations of discontinued operations. The gains on dispositions resulted from the sales of Blue Mountain Industries and the Office Furniture Group for an aggregate of $165 million in cash and a note for $5 million, which was collected in the second quarter of fiscal 1996. The results from operations of discontinued operations consisted of the companies noted above and the companies sold during fiscal 1996.

In conjunction with the repayment of all outstanding indebtedness under the Previous Credit Agreement, during the first quarter of fiscal 1997, a net-of-tax, non-cash, extraordinary charge of $2 million was incurred to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with interest rate protection agreements.

In connection with the Company's entering into the Previous Credit Agreement, during the first quarter of fiscal 1996, a net-of-tax, noncash, extraordinary charge of $25 million was incurred to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with the interest rate protection agreements.

INTEREST AND TAXES

Interest expense was $23 million for the six months ended March 31, 1997, an $11 million (32.4%) decrease from the comparable period of fiscal 1996. The decrease reflects lower levels of debt outstanding and lower average interest rates. Interest income was $2 million for the six months ended March 31, 1997, a $2 million (50.0%) decrease from the comparable period of fiscal 1996.

The provision for income taxes on continuing operations was $34 million for the six months ended March 31, 1997, on pre-tax income of $78 million (a 43.6% effective tax rate) as compared to a $23 million provision on pre-tax income of $51 million (a 45.1% effective tax rate) in the comparable period of fiscal 1996. The decrease in the effective tax rate is attributable to reduced state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash provided from operations, borrowings under the New Credit Agreement and proceeds from the issuance of the Notes described below.

Net cash used in operating activities was $36 million for the six months ended March 31, 1997 compared to net cash provided of $26 million for the comparable period of fiscal 1996. In the current period, continuing operations used $45 million compared to generating $9 million for the comparable period of fiscal 1996. This change relates primarily to increases in cash payments to vendors, seasonal increases in receivables and increased inventory build from the seasonal cash requirements of the Company's operations.

Net cash provided by investing activities was $93 million for the six months ended March 31, 1997 compared to $161 million for the comparable period of fiscal 1996. The six months ended March 31, 1997 included proceeds of $186 million from the sale of net assets held for disposition, which resulted in an after-tax gain of $83 million, $5 million from real estate transactions and $4 million from the sale of a subsidiary's stock. Partially offsetting the proceeds were capital expenditures of $35 million and acquisition of companies for $67 million. The prior year period included $170 million generated from the sale of net assets held for disposition, which resulted in an after-tax gain of $68 million.

Net cash used in financing activities was $72 million for the six months ended March 31, 1997 compared to $201 million for the comparable period of fiscal 1996. In the first six months of fiscal 1996, proceeds from the sale of businesses resulted in a significant prepayment of debt. This period included repayments under long-term debt in excess of new borrowings totaling $47 million and the purchase of $27 million of the Company's common stock for treasury.

On December 12, 1996, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of the Company, issued $125 million aggregate principal amount of 7.25% Senior Notes due December 1, 2006 (the "Notes"). The net cash proceeds were $123 million after transaction fees and discounts. The Notes bear interest at 7.25% payable semiannually on June 1 and December 1, commencing June 1, 1997, and are redeemable at any time at the option of the issuer, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of comparable U.S. Government securities plus 10 basis points, plus, in each case, accrued interest to the date of redemption. The Notes are fully and unconditionally guaranteed by the Company. The Notes are unsecured but the indenture places restrictions on, among other things, liens, subsidiary indebtedness and dividends. USIAH is currently offering to exchange the Notes, which were not registered under the Securities Act of 1933, for registered notes having substantially the same terms as the Notes.

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

The New Credit Agreement includes (i) committed advances ("Committed Advances") and (ii) uncommitted bid option advances. The Committed Advances are at lower borrowing spreads than the previous Credit Agreement and bear interest based on, at the option of the Company, (i) specified spreads over the London Interbank Offered Rate ("LIBOR") or (ii) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or 50 basis points above the federal funds rate in effect on such date (the "Base Rate"). The spreads on the LIBOR-based borrowings range between 15 and
62.5 basis points, based upon the Company's senior unsecured debt ratings for the relevant period. At March 31, 1997 three-month LIBOR was 5.78% per annum and the spread over LIBOR was 25 basis points. A facility fee will accrue and be payable on a quarterly basis in arrears to the lenders under the New Credit Agreement on the full amount of the facility, regardless of the amount utilized. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At March 31, 1997, the facility fee was 12.5 basis points per annum.

The New Credit Agreement places restrictions on, among other things, liens, mergers, consolidations and additional indebtedness. Its financial covenants require the Company to comply with maximum ratio of total funded debt to capital and a consolidated leverage ratio.

On December 12, 1996 the Company paid approximately $2 million to settle interest rate protection agreements entered into in connection with the Notes. This amount will be amortized over the life of the Notes as deferred financing costs.

In order to manage its floating interest rate exposure, the Company entered into interest rate protection agreements whereby the Company receives a floating rate based on three-month LIBOR and pays a weighted average fixed rate. Currently the interest rates range from 6.23% to 6.95% per annum. The aggregate notional amounts and periods covered by such agreements are as follows:

      March 31, 1997 through May 30, 1997......................$500 million
      May 30, 1997 through September 30, 1997..................$450 million
      September 30, 1997 through May 28, 1999..................$300 million
      May 28, 1999 through September 30, 1999..................$200 million

All interest rate protection agreements are of notional amounts and maturities that relate to specific portions of outstanding debt and accordingly, are accounted for as hedge transactions.

Other long-term debt at March 31, 1997 includes $44 million of notes payable with maturities due within one year which the Company expects to repay using borrowings under the New Credit Agreement. Of this amount, $39 million was borrowed under uncommitted short-term lines of credit with aggregate availability of $197 million.


OUTLOOK

With a strong U.S. economy and healthy consumer spending, the company expects to achieve full year earnings per share at the upper end of a range of $2.15 - $2.20 per share. See "Disclosure Concerning Forward-Looking Statements."

PART II. OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K, responsive to
               Item 4 of such Form, on March 19, 1997, relating to the dismissal of Deloitte & Touche LLP ("D&T") and the engagement of Price Waterhouse LLP ("PW") as the auditors of certain of the subsidiaries of the Company, the Automotive Group Companies ("Automotive"), effective May 1, 1995. As reported in the Form 8-K, during the two most recent fiscal years prior to such effective date, there were no disagreements between the Company or Automotive and D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. No financial statements were filed.

               The Company also filed a Current Report on Form 8-K, responsive to Item 4 of such Form, on March 19, 1997, relating to the dismissal of Ernst & Young LLP ("E&Y") and the engagement of PW as the auditors of certain of the subsidiaries of the Company, the Jacuzzi Companies ("Jacuzzi"), effective January 2, 1996. As reported in the Form 8-K, during the two most recent fiscal years prior to such effective date, there were no disagreements between the Company or Jacuzzi and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. No financial statements were filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             U.S. INDUSTRIES, INC.

Date: May 13, 1997
                                             /s/ Frank R. Reilly
                                             -------------------------------
                                             Frank R. Reilly
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                              U.S. INDUSTRIES, INC.

                                  EXHIBIT INDEX






          27   Financial Data Schedule