Form 10-Q
period 1997-06-28
US INDUSTRIES INC
filed 1997-08-12
CIK 944302

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission file number:   1-13736
                         ---------

                              U.S. INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE
(State or other jurisdiction of                        22-3369326
incorporation or organization)               (I.R.S.Employer Identification No.)


                              101 WOOD AVENUE SOUTH
                                ISELIN, NJ 08830
                    (Address of principal executive offices)
                                 (732) 767-0700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes [X]    No [ ]

As of August 1, 1997, U.S. Industries, Inc. had one class of common stock, of which 49,746,216 shares were outstanding.

                              U.S. INDUSTRIES, INC.

                                      INDEX
                                                                         Page
                                                                          No.
                                                                          ---
PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Operations for the Three and Nine
          Months Ended June 30,1997 and 1996.............................  1

          Consolidated Balance Sheets, June 30, 1997 and September 30,
          1996...........................................................  2

          Consolidated Statements of Cash Flows for the Nine Months
          Ended June 30, 1997 and 1996...................................  3

          Consolidated Statement of Changes in Stockholders' Equity
          for the Nine Months Ended June 30, 1997........................  4

          Notes to Consolidated Financial Statements.....................  5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  11

PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders ...........  18

Item 6.   Exhibits ......................................................  18

SIGNATURE   .............................................................  19

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                   JUNE 30,                         JUNE 30,
                                                                                   --------                         --------
                                                                              1997            1996            1997          1996
                                                                              ----            ----            ----          ----
Net sales                                                                 $      615 $           503 $         1,638  $      1,412
Operating costs and expenses:
       Cost of products sold                                                     425             349           1,119           951
       Selling, general and administrative expenses                              123             103             352           325
                                                                           ---------      ----------      ----------     ---------
Operating income                                                                  67              51             167           136

Interest expense                                                                  12              14              35            48
Interest income                                                                  (1)             (2)             (3)           (6)
Other (income) expense, net                                                      (1)               2               -             6
                                                                           ---------      ----------      ----------     ---------
Income before income taxes, discontinued operations and
  extraordinary loss                                                              57              37             135            88
Provision for income taxes                                                        24              18              58            41
                                                                           ---------      ----------      ----------     ---------
       Income from continuing operations                                          33              19              77            47
Discontinued operations:
       Income from operations of discontinued operations
            (net of income taxes of $1, $5, $4 and $5)                             2               7               6             7
       (Loss) gain on disposal of discontinued operations
            (net of income taxes (benefit) of $-, $(1), $24 and $9)                -             (2)              83            66
                                                                           ---------      ----------      ----------     ---------
       Income from discontinued operations                                         2               5              89            73
                                                                           ---------      ----------      ----------     ---------

Income before extraordinary loss                                                  35              24             166           120

Extraordinary loss (net of income tax benefits of $1 and $16)                      -               -             (2)          (25)

                                                                           ---------      ----------      ----------     ---------

Net income                                                                $       35 $            24 $           164  $         95
                                                                           =========      ==========      ==========     =========

Income from continuing operations per share                               $     0.66 $          0.37 $          1.53  $       0.90

Income from discontinued operations per share                                   0.03            0.10            1.75          1.38

Extraordinary loss per share                                                       -               -          (0.04)        (0.46)
                                                                           ---------      ----------      ----------     ---------

Net income per share                                                      $     0.69 $          0.47 $          3.24  $       1.82
                                                                           =========      ==========      ==========     =========

Weighted average common shares outstanding                                      50.2            51.6            50.5          52.5
                                                                           =========      ==========      ==========     =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)

                                                                                     June 30,          September 30,
                                                                                       1997                1996
                                                                                       ----                ----
                                                                                    (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                  $                 32 $               45
    Trade receivables, net of allowance of $38 and $36                                          400                342
    Inventories, net                                                                            400                344
    Deferred income taxes                                                                        43                 43
    Other current assets                                                                         38                 22
    Net assets held for disposition                                                              96                157
                                                                                    ---------------      -------------
         Total current assets                                                                 1,009                953

Property, plant and equipment, net of accumulated
 depreciation of $388 and $355                                                                  328                274
Deferred income taxes                                                                            29                 25
Other assets                                                                                    136                114
Goodwill, net                                                                                   404                403
                                                                                    ---------------      -------------

                                                                               $              1,906 $            1,769
                                                                                    ===============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                              $                  - $                1
    Current maturities of long-term debt                                                        131                 16
    Trade accounts payable                                                                      139                150
    Accrued expenses and other liabilities                                                      199                165
    Income taxes payable                                                                         56                 43
                                                                                    ---------------      -------------
         Total current liabilities                                                              525                375

Long-term debt                                                                                  576                717
Other liabilities                                                                               163                150
                                                                                    ---------------      -------------

         Total liabilities                                                                    1,264              1,242
                                                                                    ---------------      -------------

Commitments and contingencies (Note 6)

Stockholders' equity:
    Common stock (par value $.01 per share), authorized 200,000,000 shares;
    issued 53,904,374 and 53,734,565,
    respectively; outstanding 49,864,764 and 51,392,001, respectively)                            1                  1
    Paid in capital                                                                            568                 563
    Retained earnings                                                                          193                  29
    Unearned restricted stock                                                                  (16)                (19)
    Other equity                                                                                (3)                 (2)
    Treasury stock (4,039,610 and 2,342,564 shares, respectively) at cost                     (101)                (45)
                                                                                    ---------------      --------------

         Total stockholders' equity                                                            642                 527
                                                                                    ---------------      --------------
                                                                               $             1,906  $            1,769
                                                                                    ===============      ==============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN MILLIONS-UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                            1997          1996
                                                                                            ----          ----
OPERATING ACTIVITIES:
   Income from continuing operations                                                $            77   $             47
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
      Depreciation and amortization                                                              41                 40
      Provision for doubtful accounts                                                             4                  3
      Gain on sale of excess real estate                                                         (2)                 -
      Gain on sale of subsidiary stock                                                           (1)                 -
   Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
      Increase in trade receivables                                                             (51)               (2)
      Increase in inventories                                                                   (23)              (23)
      (Increase) decrease in other current assets                                                (4)                 6
      Increase in other assets                                                                  (34)               (6)
      Decrease in trade accounts payable                                                        (14)               (4)
      Decrease in income taxes payable                                                          (11)              (10)
      Increase (decrease) in accrued expenses and other liabilities                              19               (10)
      Increase (decrease) in other liabilities                                                    9               (12)
      Other, net                                                                                  2                 1
                                                                                        ------------      -----------
   NET CASH PROVIDED BY OPERATING
     ACTIVITIES OF CONTINUING OPERATIONS                                                         12                30
                                                                                        ------------       ----------

   Income from discontinued operations                                                           89                 73
   Adjustments to reconcile income from discontinued operations to net (used in) cash provided by operating activities of discontinued operations:
      Gain on disposal of net assets held for disposition                                       (83)              (66)
       (Increase) decrease in net assets held for disposition                                   (29)               14
                                                                                        ------------       ----------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS               (23)               21
                                                                                        ------------       ----------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                          (11)               51
                                                                                        ------------       ----------

INVESTING ACTIVITIES:
       Proceeds from sale of net assets held for disposition                                    197               224
       Proceeds from sale of subsidiary stock                                                     4                 -
       Acquisition of companies, net of cash acquired                                           (76)              (22)
       Purchases of property, plant and equipment                                               (50)              (30)
       Proceeds from real estate transactions                                                    10                15
       Purchase of investments                                                                   (1)                -
                                                                                        ------------       ----------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                                     84               187
                                                                                        ------------       ----------

FINANCING ACTIVITIES:
       Proceeds from long-term debt                                                           1,329               862
       Repayment of long-term debt                                                           (1,356)          (1,060)
       Repayment of notes payable                                                                 -               (5)
       Purchase of treasury stock                                                               (59)             (42)
       Proceeds from exercise of stock options                                                    4                 -
                                                                                        ------------      -----------
   NET CASH USED IN FINANCING ACTIVITIES                                                        (82)            (245)
                                                                                        ------------      -----------

       Effect of exchange rate changes on cash                                                   (4)                -

DECREASE IN CASH AND CASH EQUIVALENTS                                                           (13)               (7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 45                51
                                                                                        ------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $            32   $            44
                                                                                        ============      ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 1997
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                   Unearned                                Total
                                             Common      Paid in     Retained     Restricted      Other      Treasury  Stockholders'
                                             Stock       Capital     Earnings       Stock        Equity       Stock        Equity
                                             -----       -------     --------       -----        ------       -----        ------
Balance at September 30, 1996               $        1 $        563  $        29  $       (19)  $       (2)  $     (45)    $    527
Net income                                                                   164                                                164
Amortization of unearned restricted stock                                                    5                                    5
Purchase of 1,861,666 shares of common
stock                                                                                                              (59)        (59)
Common stock issued (169,809 shares)
upon exercise of options                             -            2                                                               2
Treasury stock issued (164,620 shares) to
employees, directors and upon exercise
of options                                           -            1                        (2)                        3           2
Income tax benefit relating to stock
plans                                                             2                                                               2
Translation adjustment                                                                                  (1)                     (1)
                                             ---------   ----------   ----------   -----------   ----------   ---------     -------
Balance at June 30, 1997                    $        1  $       568  $       193  $       (16)  $       (3)  $    (101)    $    642
                                             =========   ==========   ==========   ===========   ==========   =========     =======


            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 1 - BASIS OF PRESENTATION

U.S. Industries, Inc. (the "Company") is a diversified manufacturer of consumer and industrial products. The Company was incorporated in Delaware in February 1995, and has been publicly-owned since May 31, 1995, at which time Hanson PLC ("Hanson") paid a dividend to its shareholders of the Company's common stock. Prior to May 31, 1995, the Company was a wholly-owned subsidiary of Hanson. Certain businesses, assets and liabilities were transferred to the Company by Hanson pursuant to transactions consummated on May 31, 1995 and June 5, 1995 (collectively, the "Demerger").

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three and nine months ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of those for the full fiscal year ending September 27, 1997. For further information, refer to the Consolidated (Combined) Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996.

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

In January 1997, an initial public offering of 25% of the shares of Jade Technologies Singapore Ltd ("Jade") was completed, generating proceeds of $4 million. Minority interest of $3 million is recorded in other liabilities.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                             (in millions)
                                    June 30,              September 30,
                                      1997                     1996
                                      ----                     ----
                                  (unaudited)

Finished products        $                    198 $                    180
Work-in process                                93                       70
Raw materials                                 109                       94
                               ------------------       ------------------
Inventories, net         $                    400 $                    344
                               ==================       ==================

NOTE 3 - DEPRECIATION AND AMORTIZATION

Depreciation and amortization consists of the following:

                                                                   (in millions-unaudited)
                                                                      Nine Months Ended
                                                                           June 30,
                                                                   1997               1996
                                                                   ----               ----
Depreciation                                              $                32   $             26
Amortization of goodwill                                                   10                  9
Amortization of unearned restricted stock                                   5                  5
Amortization of deferred income                                           (2)                (2)
Amortization of deferred financing costs                                  (4)                  2
                                                             ----------------    ---------------
                                                          $                41   $             40
                                                             ================    ===============


NOTE 4 - DISCONTINUED OPERATIONS

In the first quarter of fiscal 1996, the Company sold Blue Mountain Industries and the Office Furniture Group for an aggregate of $170 million.

In the third quarter of fiscal 1996, the Company sold the operating assets of Farberware, Spartus and Piedmont for an aggregate of $54 million.

In the first quarter of fiscal 1997, the Company sold Tubular Textile Machinery for $21 million in cash and a note for $1 million.

In the second quarter of fiscal 1997, the Company sold SCM Metals Products, Inc. ("SCM Metals") and the operating assets of QPF, Inc. for an aggregate of $165 million in cash.

In the third quarter of fiscal 1997, the Company sold certain assets of Sunlite Casual Furniture, Inc.'s ("Sunlite") resin outdoor furniture business and a portion of its investment in Ground Round Restaurants, Inc. ("Ground Round") for an aggregate of $11 million in cash and a note for $2 million. Of the remaining assets of the resin outdoor furniture business, $2 million of equipment was transferred to a Company affiliate subsequent to quarter-end, while the remaining net assets will be liquidated in the fourth quarter.

During the nine months ended June 30, 1997, the Company decided to retain Bearing Inspection, Inc. ("Bearing") as a continuing operation. Bearing was previously identified and accounted for as a discontinued operation. Also, during the nine months ended June 30, 1997, the Company adopted formal plans to dispose of Native Textiles ("Native") and Tommy Armour Golf Company ("Armour Golf"). At June 30, 1997, Native, Armour Golf and an investment in Ground Round are classified as discontinued operations.

The following are the results of the discontinued operations:



                                       (in millions-unaudited)
                          Three Months Ended             Nine Months Ended
                                June 30,                      June 30,
                                --------                      --------
                            1997           1996           1997           1996
                            ----           ----           ----           ----

Net sales            $          57  $          132 $          192 $         426
Pre-tax income                   3              12             10            12

Amounts classified as net assets held for disposition relate to the businesses and equity investment accounted for as discontinued operations and consist of the following after accrual for anticipated net-of-tax losses on dispositions not yet consummated:

                                                     (in millions)
                                             June 30,            September 30,
                                               1997                  1996
                                               ----                  ----
                                           (unaudited)

Net current assets                         $          62         $         75
Property, plant and equipment, net                    14                   76
Other non-current assets, net                         20                    6
                                           -------------         ------------
Net assets held for disposition            $          96         $        157
                                           =============         ============

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                 (in millions)
                                            June 30,         September 30,
                                             1997                1996
                                             ----                ----
                                           (unaudited)

7.25% Senior Notes, net                 $        123           $       -
Term loan                                          -                 370
Revolving credit facility                        500                 250
Other long-term debt                              84                 113
                                        ------------           ---------
                                                 707                 733
Less current maturities                          131                  16
                                        ------------           ---------
Long-term debt                          $        576           $     717
                                        ============           =========


On December 12, 1996, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of the Company, issued $125 million aggregate principal amount of 7.25% Senior Notes due December 1, 2006 (the "Notes"). The net cash proceeds were $123 million after transaction fees and discounts. The Notes bear interest at 7.25% payable semiannually on June 1 and December 1, commencing June 1, 1997, and are redeemable at any time at the option of the issuer, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of comparable U.S. Government securities plus 10 basis points, plus, in each case, accrued interest to the date of redemption. The Notes are fully and unconditionally guaranteed by the Company. The Notes are unsecured but the indenture places restrictions on, among other things, liens, subsidiary indebtedness and dividends. USIAH has exchanged the Notes, which were not registered under the Securities Act of 1933, for registered notes having substantially the same terms as the Notes.
See Note 8 for summary financial information of USIAH.

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

The New Credit Agreement includes (i) committed advances ("Committed Advances") and (ii) uncommitted bid option advances. The Committed Advances are at lower borrowing spreads than the previous Credit Agreement and bear interest based on, at the option of the Company, (i) specified spreads over the London Interbank Offered Rate ("LIBOR") or (ii) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or 50 basis points above the federal funds rate in effect on such date (the "Base Rate"). The spreads on the LIBOR-based borrowings range between 15 and
62.5 basis points, based upon the Company's senior unsecured debt ratings for the relevant period. At June 30, 1997 three-month LIBOR was 5.78% per annum and the spread over LIBOR was 25 basis points. A facility fee is payable on a quarterly basis in arrears under the New Credit Agreement on the full amount of the facility, regardless of the amount utilized. The facility fee ranges between
7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At June 30, 1997, the facility fee was
12.5 basis points per annum.

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

In order to manage its floating interest rate exposure, the Company entered into interest rate protection agreements whereby the Company receives a floating rate based on three-month LIBOR and pays a weighted average fixed rate. Currently the interest rates range from 6.23% to 6.77% per annum. The aggregate notional amounts and periods covered by such agreements are as follows:

     May 30, 1997 through September 30, 1997......................$450 million
     September 30, 1997 through May 28, 1999......................$300 million
     May 28, 1999 through September 30, 1999......................$200 million

All interest rate protection agreements are of notional amounts and maturities that relate to specific portions of outstanding debt, and accordingly, are accounted for as hedge transactions.

Other long-term debt at June 30, 1997 includes $65 million of notes payable with maturities due within one year which the Company expects to repay using borrowings under the New Credit Agreement. All of this amount was borrowed under uncommitted short-term lines of credit with aggregate availability of $195 million. At June 30, 1997, $130 million of long-term debt was reclassified to current maturities as it is the intention of the Company to use the proceeds of the Odyssey Sports, Inc. asset sale, received subsequent to the quarter-end, to repay indebtedness.
See Note 10.

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

A number of present and former operating units of the Company have been named as Potentially Responsible Parties ("PRPs") at 15 off-site disposal sites under CERCLA or comparable state statutes in a number of federal and state proceedings. The operating units of the Company are working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner.

At June 30, 1997, the Company had accrued $15 million for known environmental related matters. The Company believes that the range of liability for such matters is between $5 million and $17 million.

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

NOTE 7 - ACQUISITIONS

In January 1997, the Company purchased the assets of Woodings-Verona Tool Works, Inc. ("Woodings-Verona") for $5 million in cash plus the assumption of $1 million of debt. Woodings-Verona manufactures hot-forged heavy striking tools including sledge hammers, axes, bars, picks and railroad tools.

In March 1997, the Company purchased certain assets of the outdoor furniture division of Sunbeam Corporation for approximately $60 million in cash. This includes net post-closing audit adjustments of approximately $2 million received subsequent to the quarter close. The acquired business, now known as Sunlite Casual Furniture, Inc. ("Sunlite"), manufactures casual outdoor furniture.

In May 1997, the Company purchased Britains Petite Limited for $9 million in cash, subject to post-closing audit adjustment. Britains Petite Limited, located in Nottingham, England, is a manufacturer of military soldier collectibles, metal and plastic models of agricultural vehicles, figures, animals, buildings and accessories and preschool plastic toys.

These transactions have been accounted for as purchases and the results of their operations are included in the financial statements from the dates of acquisition. The allocation of purchase price is preliminary and subject to adjustment upon receipt of final valuation information and management's final estimates as to the fair value of the respective assets acquired and liabilities assumed.

NOTE 8 - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Summarized consolidated financial information of USIAH, the issuer of the Notes, is as follows:

                                                         (in millions - unaudited)
                                              Three Months Ended      Nine Months Ended
                                                    June 30,               June 30,
                                                1997       1996         1997       1996
                                                ----       ----         ----       ----
Income Statement Data:
     Net sales                                $     615   $    503   $   1,638   $  1,412
     Gross profit                                   190        154         519        461
     Income from continuing operations               34         20          80         50
     Net income                                      36         25         167         98



                                                    (in millions)
                                            June 30,           September 30,
                                              1997                  1996
                                           (unaudited)
Balance Sheet Data:
     Current assets                       $    1,009            $     953
     Non-current assets                          897                  816
     Current liabilities                         525                  375
     Non-current liabilities                     739                  867


Separate consolidated financial statements of USIAH are not presented as management has determined that they would not be material to investors.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which the Company is required to adopt for the period ended December 31, 1997. The Company will restate all prior periods and present diluted earnings per share as prescribed by Statement No. 128. The adoption of Statement No. 128 will not have a material impact on earnings per share information as currently presented.

NOTE 10 - SUBSEQUENT EVENTS

In July 1997, the Company sold its remaining 27.7% interest in Ground Round for $4 million.

In July 1997, the Company purchased IXL Manufacturing Company, Inc. ("IXL") for $12 million plus the assumption of $1.3 million of debt, subject to post-closing audit adjustment. IXL manufactures fiberglass and wood handles for striking tools and lawn and garden tools.

On August 8, 1997, the Company sold all of the assets of Odyssey Sports, Inc., a subsidiary of Armour Golf, for $130 million in cash, subject to post-closing audit adjustment. Management estimates the after-tax gain on the transaction will be $50 million. It is the Company's intention to use the proceeds from the divestiture to repay indebtedness. At the time of the sale, the Company reclassified the remaining operations of Armour Golf to discontinued operations, consistent with a previously adopted plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations are grouped into two segments: Consumer and Industrial Products. During the nine months ended June 30, 1997, the Bath and Outdoor Products Operations were reclassified to the Consumer Group and the Lighting Products and Systems Operations, which are predominately commercial lighting, were reclassified to the Industrial Group. Additionally, the Footwear Operations and the Recreation and Leisure Operations were combined and are presented as the Other Consumer Operations. These changes reflect better product classification resulting from acquisition and divestiture activity. The outdoor furniture operations, acquired in March 1997, are included in the Bath and Outdoor Products Operations. The results of all operations sold or classified as discontinued operations are excluded from the table below for all periods presented and are discussed separately under "Discontinued Operations". See Note 4 to the Consolidated Financial Statements.


RESULTS OF OPERATIONS

                                                                                               (IN MILLIONS)
                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
                                                                              --------                       ---------
                                                                        1997           1996               1997           1996
                                                                        ----           ----               -----          ----
NET SALES
    Consumer Group
       Housewares ..........................................     $           132   $          110  $           375 $         311
       Bath and Outdoor Products............................                 166              104              329           234
       Other Consumer.......................................                  75               76              240           259
                                                                      -----------      -----------      ----------     ---------
                                                                             373              290              944           804
    Industrial Group
       Lighting Products and Systems........................                 136              128              401           373
       Other Industrial Products............................                 106               85              293           235
                                                                      -----------      -----------      ----------     ---------
                                                                             242              213              694           608

          TOTAL NET SALES...................................     $           615   $          503  $         1,638 $       1,412
                                                                      ===========      ===========      ==========     =========


OPERATING INCOME
   Consumer Group
       Housewares...........................................     $            25   $           23  $           71  $          67
       Bath and Outdoor Products............................                  24               20              42             37
       Other Consumer ......................................                   7               (1)             20              9
                                                                      -----------      -----------      ----------     ---------
                                                                              56               42             133            113
                                                                      -----------      -----------      ----------     ---------

   Industrial Group
       Lighting Products and Systems........................                  10                8              29             24
       Other Industrial Products............................                   9                7              26             18
                                                                      -----------      -----------      ----------     ---------
                                                                              19               15              55             42
                                                                      -----------      -----------      ----------     ---------

   Corporate expenses ......................................                  (8)              (6)            (21)           (19)
                                                                      -----------      -----------      ----------     ---------


           TOTAL OPERATING INCOME...........................     $           67    $          51   $          167  $        136
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

THREE MONTHS ENDED JUNE 30, 1997
COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

INTRODUCTION

The Company had sales of $615 million and operating income of $67 million for the quarter ended June 30, 1997, increases of $112 million (22.3%) and $16 million (31.4%), respectively, compared to the third quarter of fiscal 1996.

CONSUMER GROUP

The Consumer Group had sales of $373 million and operating income of $56 million for the quarter ended June 30, 1997, increases of $83 million (28.6%) and $14 million (33.3%), respectively, over the third quarter of fiscal 1996.

The Housewares Operations had sales of $132 million and operating income of $25 million for the quarter ended June 30, 1997, increases of $22 million (20.0%) and $2 million (8.7%), respectively, over the third quarter of fiscal 1996. Revenue and operating income from vacuum cleaner sales declined due to lower sales in the United States and in certain major foreign markets, particularly Austria, Italy, Spain and Japan. The reduced contribution from vacuum cleaner sales was more than offset by excellent spring sales at the Company's tool operations. Strong spring shipments of lawn and garden tools, in particular wheeled goods, resulted in substantially improved sales and operating income relative to the third quarter of the prior year.

The Bath and Outdoor Products Operations had sales of $166 million and operating income of $24 million for the quarter ended June 30, 1997, increases of $62 million (59.6%) and $4 million (20.0%), respectively, from the third quarter of fiscal 1996. These gains were primarily the result of the contribution from the recently acquired outdoor furniture operations while bath products reported a marginal increase in operating profits on moderate sales growth. Bath products reported increased sales and operating profits from domestic operations which were offset primarily by lower sales and profits from European and Brazilian operations. Domestic operations benefitted from strong sales of Builder line products in the do-it-yourself ("DIY") distribution channels while European operations were affected by lower sales and profits in Italy due to weak market conditions. Sales of swimming pool products were also below the prior year's quarter levels due to poor weather conditions in certain markets.

The Other Consumer Operations had sales of $75 million and operating income of $7 million for the quarter ended June 30, 1997, representing a decrease of $1 million (1.3%) and an increase of $8 million, respectively, from the third quarter of fiscal 1996. The Company's toy business recorded operating profits in the quarter compared to a loss in the prior period due to higher profits in the toy, collectible and hobby categories. The toy business also benefitted from significantly lower advertising costs and the absence of one-time charges incurred in the prior period related to the exit from the promotional toy business, as well as lower manufacturing costs related to the expansion of manufacturing operations in Mexico. Footwear operations reported lower sales and operating profits due to the absence of certain promotional programs in child and infant shoes undertaken in the prior year. Sales of safety and western footwear increased in the quarter over the prior year period.

INDUSTRIAL GROUP

The Industrial Group had sales of $242 million and operating income of $19 million for the quarter ended June 30, 1997, increases of $29 million (13.6%) and $4 million (26.7%), respectively, from the third quarter of fiscal 1996.

The Lighting Products and Systems Operations had sales of $136 million and operating income of $10 million for the quarter ended June 30, 1997, increases of $8 million (6.3%) and $2 million (25.0%), respectively, over the third quarter of fiscal 1996. Sales and profits increased in all lighting categories except commercial indoor lighting which reported lower operating profit as a result of competitive pricing. Particularly strong results were reported in the residential and commercial outdoor categories, due in part to new product introductions.

The Other Industrial Products Operations had sales of $106 million and operating income of $9 million for the quarter ended June 30, 1997, increases of $21 million (24.7%) and $2 million (28.6%), respectively, from the third quarter of fiscal 1996. The Company had strong sales of premium automotive leather, fabricated metal components and molded plastic components to the automotive industry. The Company benefitted from its significant penetration in the light truck and Japanese luxury car segments. Sales and operating income from bearing refurbishment and lead frame manufacturing also increased significantly over the prior year's quarter.

DISCONTINUED OPERATIONS

During the three months ended June 30, 1997, the Company adopted a formal plan to dispose of Armour Golf.

The Company had income from operations of discontinued operations of $2 million, net-of-tax, for the quarter ended June 30, 1997. Discontinued operations as of June 30, 1997 included Native, Armour Golf and an equity investment in Ground Round Restaurants, Inc. Discontinued operations are not expected to have a material impact on the future operations or liquidity of the Company.

For the quarter ended June 30, 1996, the Company had income from discontinued operations of $5 million, net of tax, consisting of a loss on disposal of $2 million and income from operations of discontinued operations of $7 million. The loss on disposal relates to reducing the carrying value of the equity investment in Ground Round to the estimated realizable value. Discontinued operations as of June 30, 1996 consisted of the companies and equity investment noted above, Tubular Textile Machinery, SCM Metals, QPF, Inc. and Franklin Dyed Yarns. See
Note 4.

INTEREST AND TAXES

Interest expense was $12 million for the quarter ended June 30, 1997, a $2 million (14.3%) decrease from the comparable period of fiscal 1996. The decrease reflects lower levels of debt outstanding. Interest income was $1 million for the quarter ended June 30, 1997, a $1 million (50%) decrease from the comparable period of fiscal 1996.

The provision for income taxes on continuing operations was $24 million for the quarter ended June 30, 1997, on pre-tax income of $57 million (a 42.1% effective tax rate) as compared to a $18 million provision on pre-tax income of $37 million (a 48.6% effective tax rate) in the comparable period of fiscal 1996. The decrease in the effective tax rate is attributable to reduced state and foreign taxes.

NINE MONTHS ENDED JUNE 30, 1997
COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

INTRODUCTION

The Company had sales of $1,638 million and operating income of $167 million for the nine months ended June 30, 1997, increases of $226 million (16.0%) and $31 million (22.8%), respectively, compared to the first nine months of fiscal 1996.

CONSUMER GROUP

The Consumer Group had sales of $944 million and operating income of $133 million for the nine months ended June 30, 1997, increases of $140 million (17.4%) and $20 million (17.7%), respectively, over the first nine months of fiscal 1996.

The Housewares Operations had sales of $375 million and operating income of $71 million for the nine months ended June 30, 1997, increases of $64 million (20.6%) and $4 million (6.0%), respectively, over the first nine months of fiscal 1996. Sales and operating income from vacuum cleaner sales during the nine month period exceeded prior year's record levels despite lower sales during the third fiscal quarter due to the strength of foreign sales in the first half of the year. During the nine month period, foreign sales were strongest in Poland, Portugal and the Czech Republic. Sales of winter and spring tools also exceeded prior year levels as the Company recorded strong third quarter shipments, well in excess of prior year's levels, due in particular to new product introductions in the wheeled goods category. Also adding to results were the acquisitions of the striking tools business, which was acquired in January 1997, and ladder business, which was acquired in July 1996.

The Bath and Outdoor Products Operations had sales of $329 million and operating income of $42 million for the nine months ended June 30, 1997, increases of $95 million (40.6%) and $5 million (13.5%), respectively, compared to the first nine months of fiscal 1996. The increases in the nine-month period were primarily due to the first-time contribution of the outdoor furniture operations while bath products reported moderately improved results over the prior period. Bath products reported strong increases in sales and operating profits in the domestic market while European results were sharply lower. Strong sales of Builder products into the DIY distribution channel benefitted the domestic market while lower sales and profits in Italy, due to weak market conditions, affected the European market. Bath Products results also include the first-time contribution of swimming pool products in the first half of the year.

The Other Consumer Operations had sales of $240 million and operating income of $20 million for the nine months ended June 30, 1997, a decrease of $19 million (7.4%) and an increase of $11 million (122.2%), respectively, from the first nine months of fiscal 1996. Sales in the Company's toy business declined due to the exit from the promotional toy category while operating profits increased due to improved results in the agricultural and collectible toy categories, as well as substantially lower advertising expenses. Toy operations also benefitted from lower manufacturing costs related to the expansion of manufacturing operations in Mexico. Sales gains in safety and western footwear were offset by lower sales in children's and infant footwear, attributable to the absence of certain profitable one-time sales programs undertaken in the prior year.

INDUSTRIAL GROUP

The Industrial Group had sales of $694 million and operating income of $55 million for the nine months ended June 30, 1997, increases of $86 million (14.1%) and $13 million (31.0%), respectively, over the first nine months of fiscal 1996.

The Lighting Products and Systems Operations had sales of $401 million and operating income of $29 million for the nine months ended June 30, 1997, increases of $28 million (7.5%) and $5 million (20.8%), respectively, over the first nine months of fiscal 1996. Sales and operating income from the residential and outdoor categories increased significantly due in part to new product introductions, offsetting weakness in the Company's commercial indoor category as a result of competitive pricing.

The Other Industrial Products Group had sales of $293 million and operating income of $26 million for the nine months ended June 30, 1997, increases of $58 million (24.7%) and $8 million (44.4%), respectively, over the first nine months of fiscal 1996. The Company benefitted from strong sales of premium automotive leather, fabricated metal components and molded plastic components to the automotive industry as a result of business related to the light truck and Japanese luxury car segments. Sales and operating income from bearing refurbishment also increased significantly as a result of the Company's continuing effort to expand its customer base.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

During the nine months ended June 30, 1997, due to improving results and business prospects, the Company decided to retain Bearing as part of its continuing operations. Bearing was identified for disposition at the time of the Demerger and had been accounted for as a discontinued operation since that time. Also, during the nine months ended June 30, 1997, the Company adopted formal plans to dispose of Native and Armour Golf.

The Company had income from discontinued operations of $89 million, net of tax, for the nine months ended June 30, 1997, consisting of gains on disposals of discontinued operations of $83 million and income from operations of discontinued operations of $6 million. The gains on dispositions resulted from the sales of Tubular Textile Machinery, SCM Metals and the assets of QPF, Inc. Discontinued operations as of June 30, 1997 included the results of the disposals identified above, as well as Native, Armour Golf and an equity investment in Ground Round. Discontinued operations are not expected to have a material impact on the future operations or liquidity of the Company.

For the nine months ended June 30, 1996, the Company had income from discontinued operations of $73 million, net-of-tax, consisting of gains on disposals of discontinued operations of $66 million and income from operations of discontinued operations of $7 million. The gains on dispositions resulted from the sales of Blue Mountain Industries and the Office Furniture Group. The results from operations of discontinued operations consisted of the companies noted above and the companies sold during fiscal 1996. See Note 4.

In conjunction with the repayment of all outstanding indebtedness under the Previous Credit Agreement, during the first quarter of fiscal 1997, a net-of-tax, non-cash, extraordinary charge of $2 million was incurred to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with interest rate protection agreements. Additionally, during the first quarter of fiscal 1996, a net-of-tax, noncash, extraordinary charge of $25 million was incurred to write-off unamortized deferred financing costs and to accrue for previously deferred losses associated with the interest rate protection agreements.

INTEREST AND TAXES

Interest expense was $35 million for the nine months ended June 30, 1997, a $13 million (27.1%) decrease from the comparable period of fiscal 1996. The decrease reflects lower levels of debt outstanding, as well as lower borrowing costs. Interest income was $3 million for the nine months ended June 30, 1997, a $3 million (50.0%) decrease from the comparable period of fiscal 1996.

The provision for income taxes on continuing operations was $58 million for the nine months ended June 30, 1997, on pre-tax income of $135 million (a 43.0% effective tax rate) as compared to a $41 million provision on pre-tax income of $88 million (a 46.6% effective tax rate) in the comparable period of fiscal 1996. The decrease in the effective tax rate is attributable to reduced state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash provided from operations, sale of discontinued operations, borrowings under the New Credit Agreement and proceeds from the issuance of the Notes described below.

Operating activities consumed $11 million in net cash during the nine months ended June 30, 1997 compared to net cash generated of $51 million for the comparable period of fiscal 1996. In the current period, continuing operations generated $12 million compared to $30 million for the comparable period of fiscal 1996. Increases in cash payments to vendors and increases in receivables, primarily attributable to Sunlite, which was acquired in March 1997, reduced cash generation in the current period.

Investing activities provided net cash of $84 million in the nine months ended June 30, 1997 compared to $187 million for the comparable period of fiscal 1996. The nine months ended June 30, 1997 included proceeds of $197 million from the sale of net assets held for disposition, which resulted in an after-tax gain of $83 million, $10 million from real estate transactions and $4 million from the sale of a subsidiary's stock. Partially offsetting the proceeds were capital expenditures of $50 million and acquisition of companies for $76 million. The prior year period included $224 million generated from the sale of net assets held for disposition, which resulted in an after-tax gain of $66 million. Investing activities provided less cash in the current period as a result of lower proceeds from asset sales, and increased expenditures on acquisitions, plants, and equipment.

Financing activities used net cash of $82 million in the nine months ended June 30, 1997 compared to $245 million for the comparable period of fiscal 1996. The current period included repayments under long-term debt in excess of new borrowings totaling $27 million and the purchase of $59 million of the Company's common stock for treasury. Net cash in both periods was used to repay outstanding debt, however, the larger reduction in debt in the prior period was funded by higher cash from operations and asset sales, as well as lower expenditures on acquisitions, plants and equipment.

On December 12, 1996, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of the Company, issued $125 million aggregate principal amount of 7.25% Senior Notes due December 1, 2006 (the "Notes"). The net cash proceeds were $123 million after transaction fees and discounts. The Notes bear interest at 7.25% payable semiannually on June 1 and December 1, commencing June 1, 1997, and are redeemable at any time at the option of the issuer, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of comparable U.S. Government securities plus 10 basis points, plus, in each case, accrued interest to the date of redemption. The Notes are fully and unconditionally guaranteed by the Company. The Notes are unsecured but the indenture places restrictions on, among other things, liens, subsidiary indebtedness and dividends. USIAH has exchanged the Notes, which were not registered under the Securities Act of 1933, for registered notes having substantially the same terms as the Notes. See Note 8 to the Consolidated Financial Statements for summary financial information of USIAH.

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

The New Credit Agreement includes (i) committed advances ("Committed Advances") and (ii) uncommitted bid option advances. The Committed Advances are at lower borrowing spreads than the previous Credit Agreement and bear interest based on, at the option of the Company, (i) specified spreads over the London Interbank Offered Rate ("LIBOR") or (ii) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or 50 basis points above the federal funds rate in effect on such date (the "Base Rate"). The spreads on the LIBOR-based borrowings range between 15 and
62.5 basis points, based upon the Company's senior unsecured debt ratings for the relevant period. At June 30, 1997 three-month LIBOR was 5.78% per annum and the spread over LIBOR was 25 basis points. A facility fee is payable on a quarterly basis in arrears under the New Credit Agreement on the full amount of the facility, regardless of the amount utilized. The facility fee ranges between
7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At June 30, 1997, the facility fee was
12.5 basis points per annum.

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

In order to manage its floating interest rate exposure, the Company entered into interest rate protection agreements whereby the Company receives a floating rate based on three-month LIBOR and pays a weighted average fixed rate. Currently the interest rates range from 6.23% to 6.77% per annum. The aggregate notional amounts and periods covered by such agreements are as follows:

     May 30, 1997 through September 30, 1997.....................$450 million
     September 30, 1997 through May 28, 1999.....................$300 million
     May 28, 1999 through September 30, 1999.....................$200 million

All interest rate protection agreements are of notional amounts and maturities that relate to specific portions of outstanding debt, and accordingly, are accounted for as hedge transactions.

Other long-term debt at June 30, 1997 includes $65 million of notes payable with maturities due within one year which the Company expects to repay using borrowings under the New Credit Agreement. All of this amount was borrowed under uncommitted short-term lines of credit with aggregate availability of $195 million. At June 30, 1997, $130 million of long-term debt was reclassified to current maturities as it is the intention of the Company to use the proceeds of the Odyssey Sports, Inc. asset sale, received subsequent to the quarter-end, to repay indebtedness.
See Note 10.

OUTLOOK

Despite the elimination of expected earnings from golf equipment sales, due to the sale of Odyssey Golf, and weak trading conditions in certain foreign markets of Jacuzzi and Rexair, the Company expects to achieve full-year earnings per share from continuing operations in the range of $2.15 to $2.20. See "Disclosure Concerning Forward-Looking Statements".

PART II.          OTHER INFORMATION.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of the Company was held on February 6, 1997. At the meeting:

         1. The following persons were elected as Directors of the Company in Class II to serve until the 2000 Annual Meeting and until their successors are elected and qualified:

         Name                         Votes For               Votes Withheld
         ----                         ---------               --------------

         Charles H. Price, II         41,039,784                  309,025
         Frank R. Reilly              41,031,922                  316,887
         Royall Victor, III           41,038,205                  310,604

         The terms of Directors of the Company in Class I and Class III will continue until the 1999 and 1998 Annual Meetings of Stockholders, respectively.

         2. The U. S. Industries, Inc. 1997 Restricted Stock Plan and Related Amendment Number Two to the Amended U. S. Industries, Inc. Stock Option Plan were approved by the stockholders, as follows:

         Votes For:        39,030,470
         Votes Against:     2,076,478
         Abstentions:         143,778

         3. Amendment Number Three to the Amended U. S. Industries, Inc. Stock Option Plan was approved by the stockholders, as follows:

         Votes For:        37,623,820
         Votes Against:     3,477,211
         Abstentions:         149,695

         4. The selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended September 30, 1997 was ratified by the stockholders, as follows:

         Votes For:        41,143,387
         Votes Against:       137,117
         Abstentions:          68,305

         The names of the Class I and Class II directors, and detailed descriptions of the U. S. Industries, Inc. 1997 Restricted Stock Plan and the Amended U. S. Industries, Inc. Stock Option Plan are included in, and are incorporated by reference to, the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which was filed with the Commission on December 13, 1996.


ITEM 6.  EXHIBITS.

          (a)       Exhibits

                    27    Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             U.S. INDUSTRIES, INC.

Date: August 12, 1997                        /s/ Frank R. Reilly
                                             -------------------------------
                                             Frank R. Reilly
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                              U.S. INDUSTRIES, INC.

                                  EXHIBIT INDEX



EXHIBIT NO.              DESCRIPTION
-----------              -----------

   27                    Financial Data Schedule