Form 10-K
period 1997-09-27
US INDUSTRIES INC
filed 1997-11-26
CIK 944302

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                  For the fiscal year ended September 27, 1997
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the transition period from ______ to ______

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

                                 (732) 767-0700
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

                     TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------  --------------------------------------------------------------
            Common Stock, par value $.01 per share                                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days: Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 1, 1997 (based on the last reported sale price of such stock on the New York Stock Exchange on such date):  $1,936,465,789

    On November 1, 1997, the registrant had outstanding 74,537,964 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders of the registrant to be held on February 6, 1998 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

      ITEM                                                                                                            PAGE
-----------                                                                                                           -----

                                                            PART I

             Disclosure Concerning Forward-Looking Statements....................................................           3

        1.   Business............................................................................................           3

        2.   Properties..........................................................................................          13

        3.   Legal Proceedings...................................................................................          13

        4.   Submission of Matters to a Vote of Security Holders.................................................          13

                                                           PART II

        5.   Market for Registrant's Common Equity and Related Shareholder Matters...............................          14

        6.   Selected Financial Data.............................................................................          15

        7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............          16

        8.   Financial Statements and Supplementary Data.........................................................          24

        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................          51

                                                           PART III

       10.   Directors and Executive Officers of the Registrant..................................................          51

       11.   Executive Compensation..............................................................................          51

       12.   Security Ownership of Certain Beneficial Owners and Management......................................          51

       13.   Certain Relationships and Related Transactions......................................................          51

                                                           PART IV

       14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................          52

             Signatures..........................................................................................          55

                                                FINANCIAL STATEMENT SCHEDULES

             U.S. Industries, Inc. Valuation and Qualifying Accounts.............................................          56

                                     PART I

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

    All statements, other than statements of historical fact, included in the Letter of the Chairman of the Board and Chief Executive Officer and President included in the Annual Report to Stockholders and in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of the control of the Company, such as interest rates, inflation rates, consumer spending patterns, availability of consumer credit, levels of residential and commercial construction, levels of automotive production and changes in raw material costs, along with the other factors noted in this Form 10-K with respect to the Company's businesses.

ITEM 1. BUSINESS

GENERAL

    U.S. Industries, Inc. (with its subsidiaries, the "Company") manufactures and distributes a broad range of consumer and industrial products. The Company manages its businesses on a decentralized basis as independent business units, subject to strict financial controls and performance-based incentives. The Company's long-term strategy is to enhance shareholder value through internal growth, focused on developing its larger businesses with major market positions and better recognized names, and through selective acquisitions.

    The Company made four significant acquisitions during fiscal 1997, for total consideration of $88 million, to strengthen its core businesses. The assets of IXL Manufacturing, a U.S. and Canadian manufacturer of fiberglass and wood handles for tools, and of Woodings-Verona Tool Works, a manufacturer of hot-forged heavy striking tools, were acquired for the Company's AMES non-powered tool business. Britains Petite Limited, a U.K. manufacturer of military soldier collectibles and metal and plastic models, was acquired for the Company's ERTL collectibles and models business. The assets of the outdoor casual furniture division of Sunbeam Corporation (renamed SUNLITE) were acquired for the Company's JACUZZI bath and outdoor products business. Subsequent to fiscal year-end, the assets of Siemens AG's European commercial lighting operations, subsequently renamed SiTeco Beleuchtungstechnik GmbH ("SiTeco"), were acquired for the Company's Lighting Corporation of America for $67 million. SiTeco operates facilities in Germany, Austria and Slovenia. Including the Siemens lighting asset purchase, acquisition expenditures since October 1, 1996 have totaled $155 million.

    During fiscal 1997, the Company received $334 million of proceeds from the sales of Tube-Tex, QPF, SCM Metals, Sunbeam Resin Furniture and Odyssey Golf businesses and its equity investment in Ground Round Restaurants, Inc. Subsequent to fiscal year-end, the Company completed the sale of its Tommy Armour Golf business. The Company also received $28 million of consideration from the sale of surplus real estate assets in fiscal 1997.

    These transactions enabled the Company to complete the programs to reduce debt and focus operations which were established in connection with the Company's demerger (i.e., spin-off) from Hanson PLC ("Hanson") on May 31, 1995 (the "Demerger"). At the time of the Demerger, the Company was capitalized with $1.4 billion of bank debt, had a ratio of debt net of cash ("net debt") to capitalization of 78% and held 34 diverse businesses. At the end of fiscal 1997, prior to the SiTeco acquisition, the

Company had $500 million of net debt, its net debt-to-capitalization ratio was 41% and it operated a select group of consumer and industrial businesses.

    During fiscal 1997, the Company implemented a three-for-two stock split in the form of a Common Stock dividend and initiated a quarterly cash dividend policy. All per share amounts in this Report give effect to the stock split. During fiscal 1996 and 1997, the Company received three separate authorizations of $50 million from its Board of Directors permitting it to purchase Common Stock. As of November 1, 1997, the Company had purchased a total of 6,778,629 shares of Common Stock at a total cost of $115 million.

    References in this Report to a fiscal year are to the applicable fiscal year ended on the Saturday nearest September 30 and reflect a 52-week period. This Report references trademarks of the Company such as JACUZZI, AMES, RAINBOW, ERTL AND KELLER, as well as other trade names and product names.

    The Company's principal executive offices are located at 101 Wood Avenue South, Iselin, New Jersey 08830; its telephone number at that address is (732) 767-0700. The Company also has executive offices located at 17 Mount Street, Mayfair W1Y 5RA, London, England; its telephone number at that address is
(011)(44-171) 99-8766.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company's operations are grouped into two segments: Consumer and Industrial Products. During fiscal 1997, the Bath and Outdoor Products Operations were reclassified to the Consumer Group and the Lighting Products Operations were reclassified to the Industrial Group. Within the Consumer Group, the Footwear Operations and the Recreation and Leisure Operations were combined into the Other Consumer Operations. These reclassifications resulted from acquisition and divestiture activity. The outdoor furniture operations, acquired in March 1997, are included in the Bath and Outdoor Products Operations. The results of all operations sold or classified as discontinued operations are discussed separately in Management's discussion and Analysis of Financial Condition and Results of Operations under "Discontinued Operations and Extraordinary Items". See Note 4 to the Consolidated (Combined) Financial Statements.

CONSUMER GROUP

    The Consumer Group includes companies engaged in the manufacture and distribution of products principally used in and around the home (the "Housewares Products Operations"), bath and outdoor furniture products (the "Bath and Outdoor Products Operations"), and collectible toys, footwear products and textile products (the "Other Consumer Operations"). The Consumer Group contributed 59% of the Company's net sales in both fiscal 1997 and fiscal 1996 and 58% in fiscal 1995.

    HOUSEWARES PRODUCTS OPERATIONS

    The Housewares Operations includes companies that manufacture and distribute tools, ladders and vacuum cleaners.

    TOOLS AND LADDERS. O. Ames Co., together with related subsidiaries ("Ames"), is a leading manufacturer and distributor of non-powered lawn, garden and industrial hand tools, striking tools and ladders for residential and commercial use. Ames sells its products under the brand names Ames, Eagle, Woodings-Verona, Keller, Garant and, to a lesser extent, various private labels.

    Ames product lines include regular tools (shovels, spades, forks, cutting tools, lawn and garden accessories and garden tools); winter tools (snow shovels, pushers and scoops); and wheelbarrows and other wheeled goods. In July 1996, the Company purchased the ladder assets of Keller Industries, Inc. ("Keller"), a manufacturer of wood, aluminum and fiberglass ladders for residential and commercial markets. The Company also purchased Keller's window manufacturing assets. In January 1997, the Company purchased the assets of Woodings-Verona Tool Works, Inc., a manufacturer of heavy striking tools, including sledge hammers, axes, bows, picks and railroad tools. In July 1997, the Company purchased IXL Manufacturing Company, Inc., a manufacturer of fiberglass and wood handles for striking tools and lawn and garden tools.

    Ames manufactures its products at its facilities in Parkersburg, West Virginia; Elyria and Cambridge, Ohio; Swainsboro, Georgia; Merced, California; Milford, Virginia; Bernie and St. Genevieve, Missouri; and St. Francois, Canada. Ames' sales are primarily concentrated in North America. Sales are seasonal, with a substantial portion made in spring and fall, and weather fluctuations can have a short-term impact on results. Ames distributes its products primarily through independent wholesale distributors, warehouse centers and other mass merchants, and large buying groups including cooperatives. Sales have become increasingly concentrated among warehouse centers and other mass merchants.

    VACUUM CLEANERS. Rexair Inc. ("Rexair") is a leading manufacturer of premium vacuum cleaners. Its Rainbow vacuum cleaners collect dirt particles by means of a combination water filtration and separator system rather than the bag used in traditional vacuum cleaners.

    Rexair manufactures its products at its Cadillac, Michigan facility. Rexair's marketing and administrative functions are located at its facility in Troy, Michigan. Rexair sells the Rainbow and its accessories exclusively to independent authorized distributors. Rexair's proportion of international unit sales to total sales increased from 46% in fiscal 1995 to 56% in fiscal 1996, and to 58% in fiscal 1997. In fiscal 1997, Rexair sold its products in over 70 foreign countries and its principal international markets included Poland, Austria, the Czech Republic and Japan. As discussed under "International Operations" below, export sales are subject to the usual risks of doing business abroad.

    The direct sales vacuum cleaner industry is mature and competition is based on quality, sales technique, personnel, marketing and distribution approaches. Rexair does not compete on the basis of price with mass market vacuum cleaners. Sales to consumers are made by distributors and their subdistributors through in-the-home demonstrations typically set up by referrals from other consumers. Substantially all of Rexair's sales to distributors are for cash. However, the Company estimates that approximately 66% of domestic distributors' and subdistributors' sales to consumers are financed by third parties; thus, Rexair's business could be adversely affected by a decreased availability of consumer credit or increased consumer finance rates.

    BATH AND OUTDOOR PRODUCTS OPERATIONS

    BATH PRODUCTS. Jacuzzi Inc., together with related subsidiaries ("Jacuzzi"), is a leading worldwide manufacturer and distributor of whirlpool bath products, spas, shower systems, non-jetted baths, swimming pool equipment and water systems products.

    Whirlpool bath products are offered in three distinct lines: the Designer Series, serving the top-end of the highly stylized luxury segment of the market; the Builder Group, serving the mass residential and commercial construction and warehouse centers segment; and the Asteria Line, providing a more basic private label product. Products offered also include portable spas, a complete range of sizes and shapes of non-jetted bath tubs, a variety of faucets and valves, and a complete line of shower systems. Shower products include the J-Dream and J-Shower Tower/Bath combination family of shower systems which are self-contained systems combining hydrotherapy, steam and other amenities.

    In April 1996, Jacuzzi purchased a leading Canadian manufacturer of above-ground swimming pools and equipment. Jacuzzi also produces a complete line of pumps, filtration systems, pool equipment systems and other parts for residential and commercial swimming pool applications. Its water systems products include irrigation systems, as well as submersible, centrifugal and jet water pumps.

    Jacuzzi's whirlpool bath, spa and shower product lines are sold to wholesale distributors (which sell to plumbers, remodelers, builders, and retailers), specialized dealers and home centers. Jacuzzi's swimming pool equipment and water systems product lines are sold to original equipment manufacturers, builders, retailers and wholesale distributors, who sell to pool builders, retailers, contractors, well drillers and service companies.

    International markets, including Europe, South America, the Middle East and Asia, accounted for approximately 44% of Jacuzzi's fiscal 1997 sales. Jacuzzi Europe, located in Pordenone, Italy, produces a full range of whirlpool and non-jetted baths and shower systems for the European market. Jacuzzi Europe is a leader in whirlpool products in the Italian market and holds a large market share in Spain, France and Sweden. Jacuzzi also has manufacturing and distribution affiliates in Brazil, Chile and Canada. Jacuzzi commenced operations at a new facility located in Singapore in the first quarter of 1998 to provide products specifically designed for Asian markets.

    OUTDOOR FURNITURE. The Company's outdoor furniture operation manufactures aluminum and wrought iron outdoor furniture in the U.S. It distributes its products primarily through specialty pool and patio stores and mass merchants. The outdoor furniture division has manufacturing facilities in Paragould, Arkansas and Sarasota, Florida.

    OTHER CONSUMER OPERATIONS

    The Other Consumer Operations include companies that manufacture, market and distribute collectible toys and model kits, footwear products and textile products.

    COLLECTIBLE TOYS AND MODEL KITS. The Ertl Company, Inc. ("Ertl") manufactures, markets and distributes agricultural toys, miniature die-cast toys, collectible die-cast replicas and plastic model kits. Ertl is headquartered in Dyersville, Iowa. Agricultural toys consist primarily of die-cast scale model replicas of tractors and other farm implements for children and adults. Miniature die-cast toys include die-cast metal products based on licensed characters which are targeted to young children, including Thomas the Tank Engine, and collectible scale cars marketed under the American Muscle brand, as well as die-cast replicas which are targeted to adults. Ertl's model kits are marketed under the brand names AMT, Snap Fast and Snap Fast Plus.

    In April 1997, the Company purchased Britains Petite Limited ("Britains"), based in Nottingham, England, a leading manufacturer of military soldier collectibles, metal and plastic models of agricultural vehicles, figures, animals, buildings and accessories and preschool plastic toys. Britains key brands include William Britain collectibles, Britains agricultural toys and Petite preschool toys.

    Promotional toy sales were a significant part of Ertl's business in and prior to fiscal 1996. Due to rapid changes in consumer preferences, even successful promotional toys require heavy advertising expenditures and are generally marketed for only one to three years. Ertl withdrew from this market during fiscal 1996 and the first quarter of fiscal 1997. During fiscal 1997, Ertl focused efforts on its stable collectible toy and model kit product lines.

    Ertl's products are sold through to toy retailers, mass merchants, independent toy and hobby shops and hobby distributors. Agricultural toys are also sold to original equipment manufacturers, such as John Deere and J.I. Case, whose dealers resell them in dealer showrooms. Ertl Collectibles are products which are customized for, and generally sold directly to companies, for promotional purposes, or decorated with well-known logos such as those of professional sports franchises, universities and major corporations and sold directly to retailers.

    The toy industry experiences significant seasonal fluctuations in results due to the heavy demand for toys during the Christmas season. This seasonality has been accentuated by the prominence of promotional toys; however, due to Ertl's withdrawal from this market, seasonality is expected to be slightly less pronounced in future periods. During each of the last three fiscal years, over 60% of Ertl's net sales and over 70% of its operating income have been realized during its first and fourth fiscal quarters.

    In fiscal 1997, Ertl manufactured approximately 35% of its products at its facility in Tijuana, Mexico, and relied on contract manufacturing in the Far East, principally in China and Macau, to manufacture much of the balance (approximately 46%). As discussed under "International Operations" below, foreign manufacturing and sourcing is subject to certain risks.

    Many of Ertl's products are manufactured under licenses with original equipment vehicle manufacturers that permit Ertl to manufacture and market die-cast replicas and model kits of the vehicles and to use the brand and model names of the original equipment manufacturer. These licenses may also permit the use of the manufacturer's name or trademark on non-replica products, such as coin banks. These license agreements generally are non-exclusive and have terms of one to five years. These license agreements often require advances or guaranteed minimum royalties and, in certain cases, the license agreements are terminable at will by the licensors.

    FOOTWEAR PRODUCTS. Georgia Boot Inc. ("Georgia Boot") markets and distributes work, hiking, hunting and western boots under the brand names Georgia Boot, Northlake and Durango. The Georgia Boot line consists of protective footwear for various workplace environments. The Northlake line of outdoor/sport footwear is marketed to consumers through independent retailers and outdoor specialty stores. The Durango line of western work boots and western-style fashion footwear is marketed through farm and western stores, truck stops, shoe stores, department stores and independent dealers. Georgia Boot's principal facilities are located in Franklin, Tennessee.

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

    Trimfoot Co. ("Trimfoot") manufactures, imports and markets footwear products for infants and children. Trimfoot products are distributed through major department stores, mass merchants and discount chains in the United States.

    TEXTILES. Native Textiles manufactures lace and tricot products. Sales are made to bra, lingerie and active sportswear manufacturers primarily in the United States.

INDUSTRIAL GROUP

    The Industrial Group includes companies manufacture and distribute indoor and outdoor lighting products (the "Lighting Products Operations") and products for the automotive industry and other industrial products (the "Other Industrial Products Operations"). The Industrial Group contributed 41% of the Company's net sales in both fiscal 1997 and fiscal 1996, and 42% in fiscal 1995.

    LIGHTING PRODUCTS OPERATIONS

    The Lighting Products Operations manufacture indoor and outdoor lighting fixtures and lighting controls for commercial, industrial and residential markets in the United States and Canada. During fiscal 1997, sales of commercial and residential products accounted for approximately 80% and 20%, respectively, of the total revenues of the Lighting Products Operations.

    Outdoor lighting products are sold under the Kim, Spaulding, Moldcast and Architectural Area Lighting names and, since the acquisition of SiTeco, the Siemens name. These products include street, area, parking garage and landscape lighting products, as well as floodlights. Outdoor lighting products are sold to electrical distributors, national accounts and utility companies. National accounts include service stations, automobile dealerships and fast food restaurants. Sales of outdoor lighting products are seasonal to a minor degree, with inclement weather affecting outdoor installation.

    Indoor commercial/industrial grade lighting products are sold under the Columbia and Prescolite names and, since the acquisition of SiTeco, the Siemens name. These products include standard and custom designed parabolic-type and other fluorescent lighting fixtures, incandescent and high intensity discharge lighting fixtures and lighting controls. Sales are made through electrical distributors, national accounts and DIY accounts.

    Residential lighting products are sold under the Progress name and include chandeliers, hall and foyer sconces, pendants, bath and vanity, ceiling, fluorescent, under-cabinet, track, and outdoor and landscape lighting. Residential lighting products are sold principally in the United States and Canada to lighting showrooms and electrical distributors, who in turn, sell to builders, electrical contractors and consumers; however, sales to DIY accounts are becoming a more important portion of this business. Sales of residential lighting products are seasonal to a degree, with inclement weather affecting residential construction.

    OTHER INDUSTRIAL PRODUCTS OPERATIONS

    Garden State Tanning, Inc. ("Garden State Tanning") manufactures high quality leather for installation as automotive seating and trim. Garden State Tanning produces precision cut "sets" that are shipped to automotive industry customers' facilities where they are sewn and attached to automobile seats and other vehicle parts. Specifications for automotive leather are more demanding than those for other leather products requiring, for example, that automotive leather remain durable, supple and color-fast when subjected to extreme temperature ranges. Hides purchases comprise approximately one-half of Garden State Tanning's finished leather costs. Over two-thirds of the hides used in the production of finished leather are purchased from one supplier.

    Huron Inc. ("Huron") manufactures precision metal products used in automobile systems including screw machine parts, tubular assemblies, dowels, fittings, shafts and air conditioning and fuel manifolds. Huron supplies its precision metal products to domestic automotive OEMs and foreign automobile manufacturers with United States assembly plants and their suppliers located in North America and Europe.

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

    Bearing Inspection, Inc. ("Bearing") overhauls and reconditions aircraft engine bearings.

    Jade Technologies Singapore Pte. Ltd. ("Jade Singapore") manufacturers leadframes for the electronics industry. In January 1997, an initial public offering of 25% of the shares of Jade Singapore was completed. Its shares are listed on the Stock Exchange of Singapore Dealing and Automated Quotation System (SESDAQ).

INVESTMENT

    In July 1996, the Company joined a consortium of companies which acquired an equity interest in United Pacific Industries Limited ("UPI"), a limited liability company incorporated in Bermuda and listed on the Stock Exchange of Hong Kong. UPI manufactures voltage converters and other electronic components. In fiscal 1997, the Company purchased additional shares in UPI. The Company's investment of approximately $12 million results in beneficial ownership of 22.3% of UPI. The Company accounts for this investment using the equity method of accounting.

COMPETITION

    The Company operates in mature and highly competitive industries. The Company's businesses compete on the basis of brand identification, quality, price, marketing and distribution approaches. In some industries, some of the Company's competitors have greater market share or product availability in a given market or have greater financial resources than the Company.

REAL ESTATE

    The Company develops and manages certain properties for its sole benefit and in joint ventures with others through its wholly-owned subsidiary, USI Properties, Inc. ("USI Properties"). USI Properties is responsible for the development, management and ultimate disposition of certain excess properties located in the United States.

INTERNATIONAL OPERATIONS

    Certain of the Company's businesses generate revenue from exports sales and/or revenue from operations conducted outside the United States. Export sales amounted to approximately 13%, 14%, and 13% of total revenues in fiscal 1997, 1996 and 1995, respectively, principally reflecting sales by Rexair to foreign distributors of Rainbow products in numerous countries, and sales by Garden State Tanning to Japanese automobile manufacturers. Revenue from foreign operations amounted to approximately 12%, 11% and 10% of total revenues in fiscal 1997, 1996 and 1995, respectively, principally reflecting certain Jacuzzi operations. Identifiable assets of foreign operations represented approximately 13% and 12% of total identifiable assets at September 30, 1997 and 1996, respectively, principally reflecting certain Jacuzzi assets. In addition, Ertl obtains a significant amount of finished goods from unaffiliated suppliers in the Far East, particularly China and Macau, and has a manufacturing facility in Mexico.

    The Company's export sales and foreign manufacturing and sourcing are subject to certain risks including currency fluctuation, transportation delays, political and economic instability, restrictions on the transfer of funds, the imposition of duties, tariffs and import and export controls, and changes in governmental policies. In particular, if China lost the "Most Favored Nation" status currently accorded to it by the United States or if the United States Trade Representative imposed retaliatory trade sanctions on China, among other things, the cost of imports from China could increase significantly.

EMPLOYEES

    As of September 30, 1997, the Company had approximately 18,000 employees (excluding employees of companies in which the Company holds equity interests). Approximately 46% of such employees were represented by unions. The Company believes that the relations of its operating subsidiaries with employees and unions are satisfactory.

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

    From time to time, the Company may receive notices of violation or may be denied its applications for certain licenses or permits on the basis that the practices of the operating unit are not consistent with regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. The Company believes that its operating units will comply with the applicable regulations and ordinances in a manner which will not have a material adverse effect on its financial condition, results of operations or cash flows.

    The Company's subsidiaries have made capital and maintenance expenditures over time to comply with zoning, water, air and solid and hazardous waste regulations. While the amount of expenditures in future years will depend on legal and technological developments which cannot be predicted at this time, these expenditures may progressively increase if regulations become more stringent. Future costs for compliance cannot be predicted with precision and there can be no certainty with respect to any costs the Company may be forced to incur in connection with historical on-site or off-site waste disposal. Laws and regulations protecting the environment may in certain circumstances impose "strict liability", rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.

    At September 30, 1997, the Company had accrued approximately $15 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability which is reasonable for such matters is between approximately $5 million and $17 million. The Company cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions, particularly with respect to environmental standards, will require material capital expenditures or otherwise affect its financial condition, results of operation or cash flow in a materially adverse manner or whether its operating units will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

PATENTS AND TRADEMARKS

    The Company has numerous United States and foreign patents, patent applications, registered trademarks and trade names, and licenses with regard thereto, that relate to various businesses. The Company believes that certain of the trademarks and trade names, some of which are mentioned above, are of material importance to the businesses to which they relate and may be of material importance to the Company as a whole, including Ames, Jacuzzi, Keller, Rainbow, Ertl, Georgia Boot, Durango, Lehigh, Progress, Prescolite and Columbia. None of such trademarks or trade names are subject to limitations on their duration which are material to the Company as a whole. The patents are subject to limitations on their duration, but none of such limitations are material to the Company as a whole.

LITIGATION

    The Company and its subsidiaries are parties to legal proceedings, including product liability claims, that are considered to be either ordinary, routine litigation incidental to the business of present and former operations or not material to the Company's financial position, results of operations or cash flows. For a discussion of matters involving environmental laws and regulations, see "Governmental Regulation".

EXECUTIVE OFFICERS

    At September 30, 1997, the executive officers of the Company were as follows:

NAME                                                                           POSITION
---------------------------------------------------  ------------------------------------------------------------
David H. Clarke....................................  Chairman of the Board and Chief Executive Officer
John G. Raos.......................................  President, Chief Operating Officer and Director
Frank R. Reilly....................................  Senior Vice President, Chief Financial Officer and Director
George H. MacLean..................................  Senior Vice President, General Counsel and Secretary
John F. Bendik.....................................  Group Vice President
John A. Mistretta..................................  Group Vice President
John S. Oldford....................................  Group Vice President
Robert M. Brier....................................  Vice President-Finance and Treasurer
Richard A. Buccarelli..............................  Vice President-Corporate Development
Diana E. Burton....................................  Vice President-Investor Relations
James O'Leary......................................  Vice President and Corporate Controller
Dorothy Sander.....................................  Vice President-Administration

    David H. Clarke, 56, has served as Chairman of the Board and Chief Executive Officer of the Company since the Demerger. Mr. Clarke was Vice Chairman of Hanson from 1993 until the Demerger,

Deputy Chairman and Chief Executive Officer of Hanson Industries, the U.S. arm of Hanson, from 1992 until the Demerger and a Director of Hanson from 1989 until May 1996. Mr. Clarke is a director of Fiduciary Trust International, a public company engaged in investment management and administration of assets for individuals, and serves on the National Advisory Board of The Chase Manhattan Bank. Mr. Clarke is also a director of UPI.

    John G. Raos, 48, has served as President and Chief Operating Officer and a Director of the Company since the Demerger. Mr. Raos was President and Chief Operating Officer of Hanson Industries from 1992 until the Demerger and a Director of Hanson from 1989 until the Demerger. Mr. Raos is a director of TearDrop Golf Company and Jade Singapore.

    Frank R. Reilly, 40, has served as Senior Vice President and Chief Financial Officer and a Director of the Company since the Demerger. Mr. Reilly served as an independent consultant to Hanson Industries from January 1995 to February 1995 and became an employee of a Hanson subsidiary in March 1995. He was Vice President and Chief Financial Officer of Marine Harvest International, Inc. ("Marine Harvest"), a public company engaged in aquaculture, from January 1993 until its acquisition by Booker plc in November 1994. For the balance of the past five years, Mr. Reilly served as Director-Acquisitions of Hanson Industries.

    George H. MacLean, 62, has served as Senior Vice President, General Counsel and Secretary of the Company since the Demerger. For the balance of the past five years, Mr. MacLean served as Vice President and Associate General Counsel of Hanson Industries.

    John F. Bendik, 45, has served as a Group Vice President of the Company since June 1997. Mr. Bendik served as Director of Strategic Planning of the Company since August 1995. For the balance of the past five years, Mr. Bendik held various positions with Hanson subsidiaries including President and CEO of Histaccount Corporation and Chief Financial Officer and Group Controller of SCM Metal Products.

    John A. Mistretta, 51, has served as a Group Vice President of the Company since the Demerger. For the balance of the past five years, Mr. Mistretta served as Chairman and Chief Executive Officer of Marine Harvest.

    John S. Oldford, 54, has served as a Group Vice President of the Company since the Demerger. For the balance of the last five years, Mr. Oldford served as Group Vice President of the Chemicals and Automotive Group of Hanson Industries.

    Robert M. Brier, 38, has served as Vice President-Finance and Treasurer of the Company since the Demerger. Mr. Brier served as Vice President-Finance of Hanson Industries from June 1994 until the Demerger. For the balance of the past five years, he was Treasurer of Hanson Industries.

    Richard A. Buccarelli, 42, has served as Vice President-Corporate Development of the Company since July 1997. Mr. Buccarelli served as Vice President-Properties of the Company and President of USI Properties, Inc. from the Demerger to July 1997. He served as President of Hanson Properties North America for the balance of the past five years.

    Diana E. Burton, 52, has served as Vice President-Investor Relations of the Company since the Demerger. Ms. Burton served as a consultant to Hanson Industries from January 1995 through February 1995, when she became an employee of a Hanson subsidiary. For the balance of the past five years, she was Vice President of Marine Harvest, with principal responsibility for administration and investor relations.

    James O'Leary, 34, has served as Corporate Controller of the Company since the Demerger and as Vice President since January 1996. Mr. O'Leary served as Group Controller for certain consumer and industrial products businesses of Hanson Industries from September 1994 until the Demerger. From May 1993 to September 1994, he served as Assistant Corporate Controller and Director of Financial Analysis and Reporting for Hanson Industries. For the balance of the past five years, he was employed by Deloitte & Touche LLP as an Audit Manager.

    Dorothy E. Sander, 44, has served as Vice President-Administration of the Company since the Demerger. Ms. Sander served as Vice President-Administration and Benefits of Hanson Industries from 1991 until the Demerger and as an Associate Director of Hanson PLC from 1993 until the Demerger. She is a member of the Advisory Council of the Prudential Insurance Company and the Board of Editors of "HR-Law and Practice" magazine.

ITEM 2. PROPERTIES

    The Company owns 61 and leases 96 properties, none of which has a value that is significant in relation to the Company's assets as a whole.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to legal proceedings, including product liability claims, that are considered to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to the Company's financial condition, results of operations or cash flows.

    For information concerning environmental proceedings, see
"Business-Government Regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    (a) Market Information.

    The Company's Common Stock is traded on the NYSE under the symbol USI. The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of Common Stock as reported by the NYSE. The following price per share information gives effect in all periods to a three-for-two split of the Common Stock effected in the form of a stock dividend paid on September 23, 1997 to holders of record on September 2, 1997.

                                                                                 FISCAL 1997           FISCAL 1996
                                                                             --------------------  --------------------
                                                                               HIGH        LOW       HIGH        LOW
                                                                             ---------  ---------  ---------  ---------
First Quarter..............................................................  $   22.42  $   17.50  $   12.25  $    9.83
Second Quarter.............................................................  $   26.17  $   21.17  $   13.83  $   11.58
Third Quarter..............................................................  $   25.50  $   21.42  $   16.33  $   13.58
Fourth Quarter.............................................................  $   28.00  $   23.71  $   18.17  $   14.50

    (b) Holders.

    As of November 1, 1997, there were approximately 36,045 record holders of Common Stock. The closing price per share of Common Stock as reported by the NYSE on such date was $26 7/8.

    (c) Dividends.

    On August 14, 1997, the Board of Directors adopted a cash dividend policy under which it intends to declare quarterly dividends totaling $0.20 per share a year. On October 14, 1997, pursuant to this policy, the Company paid a cash dividend of $0.05 per share of Common Stock to all holders of record of the Common Stock on September 30, 1997. The payment of dividends is subject to the Board of Directors' discretion and will depend upon the Company's overall performance, general business conditions, legal and contractual restrictions and other factors that the Board may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth summary consolidated (combined) financial information as at and for the fiscal years ended September 30:

                                                                          (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                                                   -----------------------------------------------------
                                                                     1997       1996      1995(1)     1994       1993
                                                                   ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA:
Net sales........................................................  $   2,282  $   2,011  $   1,896  $   1,846  $   1,690
Operating income.................................................        241        206         77        176        134
Income (loss) from continuing operations.........................        113         82        (64)        34         12
Net income (loss)................................................        236        133        (89)        78         61
Income from continuing operations per share (2)..................       1.50       1.04     --         --         --
Net income per share (2).........................................       3.13       1.70     --         --         --

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents........................................         56         45         51         28         27
Working capital..................................................        510        588        547      1,003      1,149
Net assets held for disposition..................................         10        131        297        543        728
Total assets.....................................................      1,831      1,776      1,837      2,193      2,261
Long-term debt (3)...............................................        551        717        832        985        985
Stockholders' equity/Invested capital............................  $     705  $     527  $     412  $     803  $     902

DIVIDEND DATA:
Dividend per share...............................................  $    0.05     --         --         --         --

Certain amounts have been restated from amounts previously reported to reflect the disposal of businesses and the effect of the three for two stock split. (See Notes 3, 4, 5, 11 and 12 to the Consolidated (Combined) Financial Statements regarding transactions that affect the comparability of data.)

------------------------

(1) During fiscal 1995, subsequent to the Demerger, the Company's management conducted a comprehensive review of its accounting policies in light of its then current financial position and separate public company status. The Company subsequently changed its accounting policy for evaluating goodwill impairment during the third quarter of fiscal 1995, affecting comparability between fiscal 1995 and previous fiscal years.

    The Company adopted the fair value method of evaluating the recoverability of goodwill and measuring for permanent impairment resulting in a charge of $98 million to the Lighting Products Operations. These permanent impairments to goodwill were associated with the original acquisitions of the Company's commercial and consumer lighting products and result in reduced goodwill amortization expense prospectively. Prior periods have not been restated. Fiscal 1995 operating income includes charges of $2 million to close certain underutilized facilities of the Lighting Products Operations. (See Notes 11 and 12 to the Consolidated (Combined) Financial Statements.)

(2) Prior to fiscal 1996, earnings per share information is not presented as such information is not indicative of the Company's continuing capital structure.

(3) Amounts in fiscal 1994 and 1993 primarily represent notes payable to Hanson.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's operations are grouped into two segments: Consumer and Industrial. The results of all operations sold or classified as held for disposition are excluded from the table and discussion below. (See Note 4 to the Consolidated (Combined) Financial Statements.)

                                                                                                (IN MILLIONS)
                                                                                              FISCAL YEAR ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
NET SALES
Consumer Group
  Housewares.........................................................................  $     476  $     411  $     342
  Bath and Outdoor Products..........................................................        445        332        283
  Other Consumer Products............................................................        424        435        468
                                                                                       ---------  ---------  ---------
                                                                                           1,345      1,178      1,093
                                                                                       ---------  ---------  ---------
Industrial Group
  Lighting Products..................................................................        538        508        492
  Other Industrial Products..........................................................        399        325        311
                                                                                       ---------  ---------  ---------
                                                                                             937        833        803
                                                                                       ---------  ---------  ---------
        TOTAL NET SALES..............................................................  $   2,282  $   2,011  $   1,896
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
OPERATING INCOME (LOSS)
Consumer Group
  Housewares Products................................................................  $      88  $      88  $      67
  Bath and Outdoor Products..........................................................         56         55         49
  Other Consumer Products............................................................         43         25         37
                                                                                       ---------  ---------  ---------
                                                                                             187        168        153
                                                                                       ---------  ---------  ---------
Industrial Group
  Lighting Products (1)..............................................................         42         36        (74)
  Other Industrial Products..........................................................         39         29         25
                                                                                       ---------  ---------  ---------
                                                                                              81         65        (49)
                                                                                       ---------  ---------  ---------
Operating Income before corporate expenses
  and management fees................................................................        268        233        104
Corporate expenses and management fees...............................................        (27)       (27)       (27)
                                                                                       ---------  ---------  ---------
        TOTAL OPERATING INCOME.......................................................  $     241  $     206  $      77
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

------------------------

(1) Fiscal 1995 includes nonrecurring charges of $100 million related to the Lighting Products Operation to adopt a new method of evaluating the recoverability of goodwill and measuring for permanent impairment and to close underutilized facilities. (See Notes 11 and 12 to the Consolidated (Combined) Financial Statements.)

(2) Fiscal 1997 operating income includes $2 million of equity earnings from the Company's investment in UPI. UPI is included in Other Industrial Products.

FISCAL 1997 COMPARED TO FISCAL 1996

    The Company had sales of $2,282 million and operating income of $241 million in fiscal 1997, increases of $271 million (13.5%) and $35 million (17.0%), respectively, from fiscal 1996.

    CONSUMER GROUP

    The Consumer Group had sales of $1,345 million and operating income of $187 million in fiscal 1997, increases of $167 million (14.2%) and $19 million (11.3%), respectively, compared to fiscal 1996.

    The Housewares Products Operations had sales of $476 million, an increase of $65 million (15.8%). Operating income of $88 million was unchanged compared to fiscal 1996. Operating income of $88 million, as compared to the prior year, was unchanged primarily due to a difficult fourth quarter experienced by certain operations. During the fourth quarter, adverse weather conditions in northern Europe and general weakness in Italy and Japan led to reduced international vacuum cleaner sales as compared to the fourth quarter of the prior fiscal year. For the full year, domestic and international vacuum cleaner unit sales were lower due to continued domestic weakness and weather-related international weakness during the second half of the year. Additionally, fourth quarter sales and operating profits declined in the ladder business, due to highly competitive market conditions in the do-it-yourself ("DIY") distribution channels, which also resulted in a negative profit comparison for the full year. Sales and operating income from lawn and garden products increased as the Company benefited from new product introductions in the wheeled goods category. Also adding to results were contributions from the acquisition of the assets of Woodings-Verona Tool Works, Inc., a manufacturer of striking tools acquired in January 1997, and the acquisition of IXL Manufacturing, Inc. a manufacturer of handles for tools, acquired in July 1997.

    The Bath and Outdoor Products Operations had sales and operating income of $445 million and $56 million, increases of $113 million (34.0%) and $1 million (1.8%), respectively, over fiscal 1996. The increase in sales was primarily attributable to the addition of the outdoor furniture operations, which were acquired in March 1997, and strong domestic sales of bath products to large DIY retailers. An increase in operating profits from domestic bath operations, and a contribution from the recently acquired outdoor furniture operations, was substantially offset by a decline in operating income in European bath products operations. The contribution from European operations declined due to poor economic conditions in Italy and a weaker Italian lira.

    The Other Consumer Products Operations had sales and operating income of $424 million and $43 million, a decrease of $11 million (2.5%) and an increase of $18 million (72.0%), respectively, over fiscal 1996. Lower sales resulted from difficult market conditions in the footwear market while the significant increase in operating profits was due to an increase in operating profits in the toy and textile operations. Toy profits rose significantly due to lower advertising costs and the absence of one-time charges associated with the exit from promotional toys, and reduced manufacturing costs from the expansion of manufacturing operations in Mexico. Sales and profits also increased in the core collectible and agricultural toy categories. Improved tricot sales, reduced lace reserves and better manufacturing performance also contributed to the improvement. Sales and operating income from the footwear operations suffered from the absence of promotional programs in child and infant shoe categories that positively affected fiscal 1996.

    INDUSTRIAL GROUP

    The Industrial Group had sales of $937 million and operating income of $81 million in fiscal 1997, increases of $104 million (12.5%) and $16 million (24.6%), respectively, from fiscal 1996. Fiscal 1997 operating income includes $2 million of equity earnings from the Company's investment in UPI.

    The Lighting Products Operations had sales of $538 million and operating income of $42 million, increases of $30 million (5.9%) and $6 million (16.7%), respectively, from fiscal 1996. Particularly strong results were reported by the Company's outdoor and residential lighting companies. The outdoor lighting companies benefitted from new product introductions and favorable market conditions in the high-end architectural and commercial outdoor categories. In the residential lighting segment, sales and profits increased due to the strong housing market. In commercial indoor lighting, operating income was flat on slightly increased sales as competitive pricing conditions continued.

    The Other Industrial Products Operations had sales of $399 million and operating income of $39 million, increases of $74 million (22.8%) and $10 million (34.5%), respectively, from fiscal 1996. Results reflect improved sales in each of the Other Industrial Products Operations, with the largest increase from sales of automotive leather products. The sharp increase in operating profits was due primarily to the metal automotive components business and the bearing refurbishment business. The automotive leather market was highly competitive during the year and profitability was reduced by the poor quality of hides available in the marketplace.

    DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

    The Company had income from discontinued operations of $125 million in fiscal 1997, consisting of gains on disposals of discontinued operations of $121 million, net of tax and income from operations of discontinued operations of $4 million. The gains resulted from the sales, in separate transactions, of Tubular Textile Machinery Division, SCM Metal Products, Inc., QPF, Inc., the Company's equity investment in Ground Round Restaurants, Inc. ("Ground Round"), SunLite Casual Furniture, Inc.'s resin outdoor furniture business and Odyssey Golf for total consideration of $334 million. The income from operations of discontinued operations consisted of the above named companies, as well as Tommy Armour Golf Company which was sold in November 1997.

    In fiscal 1996, the Company had income from discontinued operations of $76 million, consisting of gains on disposals of discontinued operations of $66 million, net of taxes and income from operations of discontinued operations of $10 million. The gains resulted from the sales, in separate transactions, of Office Group America, Inc., Blue Mountain Industries, Farberware, Inc., Spartus Electronics Corporation, Piedmont Moulding Corporation, Jade Holdings, Inc., Universal Gym Equipment, Inc., and Franklin Dyed Yarns for total cash consideration of $241 million and notes of $6 million, which resulted in gains of $68 million, net of tax. This was offset by a charge of $2 million, net of a tax benefit of $1 million, to reduce the carrying value of the Company's equity investment in Ground Round to its estimated realizable value. The income from operations of discontinued operations consisted of the results of the above named companies, as well as companies noted in the preceding paragraph.

    In conjunction with the repayment of all outstanding indebtedness under a prior credit agreement, during the first quarter of fiscal 1997, a net of tax, non-cash, extraordinary charge of $2 million was incurred to write off unamortized deferred financing costs and for previously deferred losses associated with interest rate protection agreements. During the first quarter of fiscal 1996, a net of tax, non-cash, extraordinary charge of $25 million was incurred to write off unamortized deferred financing costs and previously deferred losses associated with interest rate protection agreements.

    INTEREST AND TAXES

    Interest expense was $46 million for fiscal 1997, a $14 million (23.3%) decrease from the prior fiscal year. The decrease reflects lower levels of debt outstanding and lower borrowing costs in the first half of the year. Interest income was $4 million for fiscal 1997, a $4 million (50%) decrease from fiscal 1996.

    The provision for income taxes totaled $85 million for fiscal 1997 on pre-tax income of $198 million (a 42.9% effective tax rate) compared to a $69 million provision on pre-tax income of $151 million for fiscal 1996 (a 45.7% effective rate). The lower tax rate was primarily attributable to the increased utilization of foreign tax credits.

FISCAL 1996 COMPARED TO FISCAL 1995

    The Company had sales of $2,011 million and operating income of $206 million in fiscal 1996, increases of $115 million (6.1%) and $129 million (167.5%), respectively, from fiscal 1995. During the third quarter of fiscal 1995, the Company recorded non-recurring charges totaling $100 million to write-off permanently impaired goodwill from previous acquisitions and to consolidate certain underutilized Lighting Products Operations facilities. Excluding non-recurring charges, operating income increased $29 million (16.4%) compared to fiscal 1995.

    CONSUMER GROUP

    The Consumer Group had sales of $1,178 million and operating income of $168 million in fiscal 1996, increases of $85 million (7.8%) and $15 million (9.8%), respectively, compared to fiscal 1995.

    The Housewares Products Operations had sales of $411 million and operating income of $88 million, increases of $69 million (20.2%) and $21 million (31.3%), respectively, from fiscal 1995. Higher margin international sales of vacuum cleaners increased dramatically compared to fiscal 1995, offsetting weaker domestic sales. Fiscal 1996 also benefitted from favorable factory cost absorption due to overall higher production rates as well as from higher pricing. The Company's domestic garden tool operations performed well relative to the prior year, more than offsetting weak results at its Canadian operation. The improvement resulted from strong spring tool sales, successful product introductions, lower raw material costs, favorable weather conditions and growth at key DIY accounts. Fiscal 1996 results include a full year's contributions from the Company's plastic injection molding operations (acquired in May 1995) and a partial year's contribution from its ladder subsidiary (acquired in July
1996).

    The Bath and Outdoor Products Operations had sales and operating income of $332 million and $55 million, increases of $49 million (17.3%) and $6 million (12.2%), respectively, over fiscal 1995. While domestic sales increased, market competition resulted in reduced margins leading to flat domestic operating income. Internationally, sales were down slightly but operating income increased due to a shift in sales towards higher margin items and new products and the net beneficial effect of a stronger lira. Fiscal 1996 results include a partial year's contribution from a manufacturer of above-ground swimming pools (acquired in April 1996).

    The Other Consumer Products Operations had sales and operating income of $435 million and $25 million, decreases of $33 million (7.1%) and $12 million (32.4%), respectively, over fiscal 1995. Results at the Company's toy subsidiary were substantially below those of the prior year due to the failure of, and accelerated withdrawal from, the promotional toy category. This withdrawal, which resulted in a number of charges for anticipated inventory mark-downs, was undertaken to reposition and focus the subsidiary on its core product lines. The core product lines performed favorably compared to the prior year. Additionally, weak market conditions for high margin western footwear and resulting inventory liquidations adversely affected results during fiscal 1996. In the textiles market, softness experienced throughout fiscal 1996 caused shortfalls in sales of both tricot and lace. A $1 million inventory charge taken during the third quarter of fiscal 1995 resulted in a relative improvement in fiscal 1996.

    INDUSTRIAL GROUP

    The Industrial Group had sales of $833 million and operating income of $65 million in fiscal 1996, increases of $30 million (3.7%) and $114 million (232.7%), respectively, from fiscal 1995. The fiscal 1995 results include nonrecurring charges of $98 million to reflect the permanent impairment of goodwill and $2 million to consolidate certain underutilized facilities. Excluding the nonrecurring charges, operating income increased $14 million (27.5%) over fiscal 1995.

    The Lighting Products Operations had sales of $508 million and operating income of $36 million, increases of $16 million (3.3%) and $110 million (148.7%), respectively, from fiscal 1995. Fiscal 1995 results include non-recurring charges of $98 million to reflect the permanent impairment of goodwill and $2 million to consolidate certain underutilized facilities. Excluding nonrecurring charges, operating income increased $10 million (38.5%) over fiscal 1995. Strong sales at the Company's outdoor lighting subsidiaries, cost reductions and reduced goodwill amortization resulted in increased operating income, despite soft construction market conditions affecting the Company's commercial lighting subsidiaries.

    The Other Industrial Products Operations had sales of $325 million and operating income of $29 million, increases of $14 million (4.5%) and $4 million (16.0%), respectively, from fiscal 1995. Fiscal 1996 results reflect weaker performance at the Company's premium automotive leather business and weakness in the semi-conductor dependent leadframe market, which were more than offset by improvement at its plastic and metal automotive components businesses and bearing refurbishment business. The automotive leather business showed improved sales due to the recovery of foreign sales lost in fiscal 1995 resulting from the threat of tariff sanctions against certain Japanese automobiles supplied by the Company and the building of inventories by domestic automobile manufacturers during the fourth quarter of fiscal 1996 in anticipation of a potential strike by the United Auto Workers union. However, the volume increases were more than offset by the negative impact of contractual hide price pass throughs, lower prices for sales of split hides (excess leather produced when hides are "split" during the production of automotive and other premium leather) and high price concessions.

    DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

    In fiscal 1996, income from discontinued operations of $76 million consisted of gains on disposals of discontinued operations of $66 million and income from operations of discontinued operations of $10 million. The gains resulted from the sales, in separate transactions, of Office Group America, Inc., Blue Mountain Industries, Farberware, Inc., Spartus Electronics Corporation, Piedmont Moulding Corporation, Jade Holdings, Inc., Universal Gym Equipment, Inc., and Franklin Dyed Yarns for cash of $241 million and notes of $6 million, which resulted in gains of $68 million, net of tax. This was offset by a charge of $2 million, net of a tax benefit of $1 million, to reduce the carrying value of the Company's equity investment in Ground Round to its estimated realizable value. The income from operations of discontinued operations consisted of the results of the above named companies, as well as companies not yet disposed of as of September 30, 1996.

    In fiscal 1995, the Company had a loss from discontinued operations of $25 million consisting of losses on disposals of discontinued operations of $43 million and income from operations of discontinued operations of $18 million. Losses on dispositions reflect non-cash charges of $53 million, net of tax, recorded at the time of adoption of a formal plan of disposal to reduce the carrying value of several discontinued operations to their expected net realizable value, a $1 million loss, net of tax, related to the Company's disposition of its equity investment in Beazer Homes USA, Inc., ("Beazer Homes") and a gain of $11 million on the sale of Bear Archery, Inc., Valley Recreation Products, Inc., Teters Floral Products, Inc., MW Manufacturers, Inc., Brown Moulding Company, Inc. and Halkey-Roberts Corporation for $200 million. Income from operations of discontinued operations consisted of the results of the above-named companies, as well as companies not yet disposed of as of September 30, 1995.

    During the first quarter of fiscal 1996, a net of tax, non-cash, extraordinary charge of $25 million was incurred to write-off unamortized deferred financing costs and accrue for previously deferred losses associated with interest rate protection agreements.

    INTEREST AND TAXES

    Interest expense was $60 million for fiscal 1996, a $41 million (40.6%) decrease from fiscal 1995. The decrease reflects lower levels of debt outstanding and lower average interest rates. In fiscal 1995, prior to the Demerger, outstanding indebtedness was comprised primarily of notes payable to Hanson with interest at fixed rates which were higher than those incurred under the Company's credit facilities. Interest income was $8 million for fiscal 1996, unchanged from fiscal 1995.

    The provision for income taxes totaled $69 million for fiscal 1996 on pre-tax income of $151 million (a 45.7% effective tax rate) compared to a $42 million provision on a pre-tax loss of $22 million for fiscal 1995. The fiscal 1995 pre-tax loss included significant nondeductible non-recurring charges.

OUTLOOK

    Management believes that the Company is well positioned to achieve earnings-per-share growth of at least 15% during fiscal 1998. See "Disclosure Concerning Forward-Looking Statements".

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash from operations, external borrowings and proceeds from sales of non-core businesses and assets. For fiscal 1997, cash from operations and proceeds from the sales of non-core businesses and assets exceeded the cash used for capital expenditures, acquisitions and common stock repurchases, leading to an overall decrease in outstanding indebtedness at year-end.

    Net cash provided by operating activities was $56 million for fiscal 1997 compared to $137 million for fiscal 1996. Of these amounts, $94 million and $119 million, respectively, were provided by continuing operations.

    Net cash provided by investing activities was $200 million for fiscal 1997 compared to $163 million for fiscal 1996. Fiscal 1997 included proceeds of $361 million from the sale of net assets held for disposition and real estate transactions, partially offset by capital expenditures of $76 million and acquisition of companies of $88 million.

    Net cash used in financing activities was $240 million for fiscal 1997 compared to $306 million for fiscal 1996. Fiscal 1997 activity consists of long-term debt and note repayments in excess of new borrowings totaling $178 million and the purchase of $67 million of Common Stock for treasury.

    At September 30, 1997, the Company had current maturities of long-term debt and short-term notes payable aggregating $5 million. The Company had $200 million of unused availability under uncommitted short-term lines of credit and $400 million of unused credit available under the Existing Credit Facility (as defined below) at September 30, 1997. The Company believes that cash provided by operations, availability under the unused credit facilities and the net proceeds from further dispositions of non-core businesses and assets will provide adequate support for cash needs for working capital, capital expenditures for existing businesses and future principal payments under the term loan facility.

    Total stockholders' equity increased by $178 million from September 30, 1996 to September 30, 1997, principally due to net income for fiscal 1997, partly offset by purchases of Common Stock for treasury for $67 million.

    SENIOR NOTES AND CREDIT FACILITY

    During the first quarter of fiscal 1997, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of the Company, issued $125 million aggregate principal amount of 7.25% Senior Notes due December 1, 2006 (the "Notes"). The net cash proceeds were $123 million after transaction fees and discounts. The Notes bear interest at 7.25% payable semiannually on June 1 and December 1, commencing June 1, 1997, and are redeemable at any time at the option of USIAH in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of comparable U.S. Government securities plus 10 basis points, plus, in each case, accrued interest to the date of redemption. The Notes are fully and unconditionally guaranteed by the Company. The Notes are unsecured but the indenture places restrictions on, among other things, liens and subsidiary indebtedness (which are generally limited, together, to 10% of consolidated net tangible assets, as defined) and dividends and the purchase of Common Stock for treasury (based on a formula set forth in the indenture). At September 30, 1997, these restrictions limited dividends and purchases of Common Stock to $157 million. USIAH has exchanged the Notes, which were not registered under the Securities Act of 1933 at the time of issuance, for registered notes having substantially the same terms as the Notes. See Note 17 to the Consolidated (Combined) Financial Statements for summary financial information of USIAH. The proceeds from the sale of the Notes were used to repay a portion of the term loan under the Company's then existing credit agreement (the "Previous Credit Agreement"), the remainder of which was repaid using proceeds from the initial borrowing under a credit agreement dated as of December 12, 1996 (the "Credit Agreement").

    The Credit Agreement consists of a five year unsecured revolving line of credit of up to an aggregate amount of $750 million. The revolving credit commitment will be permanently reduced by $100 million on December 12, 1999 and by an additional $150 million on December 12, 2000. The Credit Agreement includes (i) committed advances ("Committed Advances") and (ii) uncommitted bid option advances. The Committed Advances are at lower borrowing spreads than the previous credit agreement and bear interest based on, at the option of the Company, (i) specified spreads over the London Interbank Offered Rate ("LIBOR") or (ii) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or 50 basis points above the federal funds rate in effect on such date (the "Base Rate"). The spreads on the LIBOR-based borrowings range between 15 and 62.5 basis points, based upon the Company's senior unsecured debt ratings for the relevant period. At September 30, 1997 three-month LIBOR was 5.72% per annum and the spread over LIBOR was 25 basis points. A facility fee is payable on a quarterly basis in arrears under the Credit Agreement on the full amount of the facility, regardless of the amount utilized. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At September 30, 1997, the facility fee was 12.5 basis points per annum.

    Interest paid, including amounts under swap agreements, during fiscal 1997, 1996 and 1995 was $50 million, $63 million, and $90 million, respectively (which included interest paid to Hanson of $60 million in 1995).

    The Credit Agreement places restrictions on, among other things, mergers, liens and additional indebtedness (which generally limit liens and subsidiary indebtedness, together, to 10% of consolidated net tangible assets, as defined, but permit $200 million of other unsecured indebtedness, along with the indebtedness under the Notes). Its financial covenants require the Company to comply with a maximum ratio of total funded debt to capital and a consolidated leverage ratio. The maximum ratios are currently 0.65:1.00 and 3.5:1.0, respectively. On January 1, 1998, the maximum ratio of total funded debt to capital permitted will be reduced to 0.60:1.00.

    In conjunction with the repayment of all outstanding indebtedness under the Previous Credit Agreement, in the first quarter of fiscal 1997, a net-of-tax, non-cash, extraordinary charge of $2 million was incurred to write-off unamortized deferred financing costs and previously deferred losses associated with interest rate protection agreements. In the first quarter of fiscal 1996, in connection with entering into the Previous Credit Agreement, the Company recorded a net-of-tax, non-cash extraordinary charge of $25 million to write-off unamortized deferred financing costs and previously deferred losses associated with interest rate protection agreements.

    RISK MANAGEMENT

    To manage its interest rate exposure the Company entered into interest rate protection agreements to receive a floating rate based on three-month LIBOR and pays a weighted average fixed rate. Currently, the fixed interest rates under the interest rate protection agreements range from 6.07% to 6.77% per annum. Net payments under the agreements amounted to approximately $5 million, $7 million and $2 million for fiscal 1997, 1996 and 1995, respectively. All interest rate protection agreements are of notional amounts and maturities that relate to specific portions of outstanding debt, and accordingly, are accounted for as hedge transactions. The aggregate notional amounts and periods covered by such agreements are as follows:

September 30, 1997 through May 28, 1999........................  $300 million
May 29, 1999 through September 30, 1999........................  $200 million
October 1, 1999 through September 30, 2000.....................  $100 million

    To protect the U.S. dollar value of its anticipated profits denominated in foreign currencies, from time to time, the Company purchases foreign currency option contracts. The contracts are purchased and settled in U.S. dollars. The Company has no exposure with respect to these foreign currency options contracts other than the cost of such options. The cost of such foreign currency options was not material and was charged to operations over the period of the options.

    The interest rate protection agreements and foreign exchange options described above were the only derivative instruments held or entered into by the Company at or during fiscal 1997 and 1996. See Notes 2 and 5 to the Consolidated (Combined) Financial Statements.

FOREIGN CURRENCY MATTERS

    The functional currency of each of the Company's foreign operations is the local currency, with the exception of Brazil. Because Brazil's economy historically has been hyperinflationary, the functional currency of the Company's operations in Brazil is the U.S. dollar. Effective October 1, 1997, Brazil will no longer be considered hyperinflationary. Interest earned on deposits in Brazil substantially offset foreign currency translation losses incurred as a result of remeasurement, which were $1 million, $1 million and $2 million in fiscal 1997, 1996 and 1995, respectively. Historically, the net impact of currency translation has not been material to the Company's financial position. See "Risk Management" above for information concerning certain foreign currency option contracts purchased to protect the U.S. dollar value of anticipated foreign currency earnings.

EFFECT OF INFLATION

    Because of the relatively low level of inflation experienced in the United States, inflation did not have a material impact on its results of operations in fiscal 1997, 1996 or 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of U.S. Industries, Inc.

    We have audited the accompanying consolidated balance sheets of U.S. Industries, Inc. (The "Company") as of September 30, 1997 and 1996 and the related consolidated/combined statements of operations, cash flows, and changes in stockholders' equity/invested capital for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain subsidiaries/combined companies (U.S. Industries Automotive Group and Jacuzzi Companies in 1997 and 1996 and the Automotive Group Companies in 1995) which statements reflect 31% of consolidated total assets as of September 30, 1997 and 1996 and 32%, 31% and 30% of consolidated/combined revenues for the years ended September 30, 1997, 1996 and 1995, respectively. Those statements and Schedule II information were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these operations, is based solely on the reports of the other auditors.

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

    In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Industries, Inc. at September 30, 1997 and 1996 and the consolidated/combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 11 to the financial statements, in 1995, the Company changed its method of accounting for goodwill impairment.

                                          /s/ Ernst & Young LLP

New York, New York
November 17, 1997

                         REPORT OF PRICE WATERHOUSE LLP
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
U.S. Industries, Inc.

    We have audited the accompanying combined balance sheets of the U.S. Industries Automotive Group and Jacuzzi Companies as of September 30, 1997 and 1996, and the related combined statements of operations and cash flows for the years then ended (not presented separately herein). Our audit also included Financial Statement Schedule II of the U.S. Industries Automotive Group and Jacuzzi Companies for the years ended September 30, 1997 and 1996 (not presented separately herein). We have also audited the accompanying combined balance sheet of the U.S. Industries Automotive Group as of September 30, 1995, and the related combined statements of operations and cash flows for the year then ended (not presented separately herein). Our audit also included Financial Statement
Schedule II of the U.S. Industries Automotive Group for the year ended September 30, 1995 (not presented separately herein). These financial statements and schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the combined financial statements audited by us present fairly, in all material respects, the combined financial position of the U.S. Industries Automotive Group and Jacuzzi Companies at September 30, 1997 and 1996, and the results of their operations and cash flows for the years then ended and the combined financial position of the U.S. Industries Automotive Group at September 30, 1995, and the results of their combined operations and cash flows for the year then ended in conformity with generally accepted accounting principles. Also, the financial statement schedules referred to above, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP
Morristown, New Jersey
November 14, 1997

                             U.S. INDUSTRIES, INC.

                CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS

                      (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                         FOR THE FISCAL YEARS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Net sales............................................................................  $   2,282  $   2,011  $   1,896
Operating costs and expenses:
  Cost of products sold..............................................................      1,565      1,363      1,289
  Selling, general and administrative expenses.......................................        476        442        430
  Goodwill impairment and non-recurring charges......................................     --         --            100
                                                                                       ---------  ---------  ---------
    Operating income.................................................................        241        206         77
Interest expense.....................................................................         46         60        101
Interest income......................................................................         (4)        (8)        (8)
Other expense, net...................................................................          1          3          6
                                                                                       ---------  ---------  ---------
Income (loss) before income taxes, discontinued operations and extraordinary loss....        198        151        (22)
Provision for income taxes...........................................................         85         69         42
                                                                                       ---------  ---------  ---------
  Income (loss) from continuing operations...........................................        113         82        (64)
                                                                                       ---------  ---------  ---------
Discontinued operations:
  Income from operations of discontinued operations (net of income taxes of $2, $8
    and $24, respectively)...........................................................          4         10         18
  Gain (loss) on disposals of discontinued operations (net of income taxes of $71, $9
    and $3)..........................................................................        121         66        (43)
                                                                                       ---------  ---------  ---------
  Income (loss) from discontinued operations.........................................        125         76        (25)
                                                                                       ---------  ---------  ---------
Income (loss) before extraordinary loss..............................................        238        158        (89)
Extraordinary loss from early extinguishment of debt (net of income tax benefits of
  $1 and $16)........................................................................         (2)       (25)    --
                                                                                       ---------  ---------  ---------
Net income (loss)....................................................................  $     236  $     133  $     (89)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Per Share:
Income from continuing operations....................................................  $    1.50  $    1.04
Income from discontinued operations..................................................       1.66        .97
Extraordinary loss...................................................................      (0.03)     (0.31)
                                                                                       ---------  ---------
Net income...........................................................................  $    3.13  $    1.70
                                                                                       ---------  ---------
                                                                                       ---------  ---------

           See notes to consolidated (combined) financial statements.

                             U.S. INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS EXCEPT SHARE DATA)

                                                                                                   AT SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------

                                                       ASSETS
Current assets:
  Cash and cash equivalents....................................................................  $      56  $      45
  Trade receivables, net.......................................................................        388        355
  Inventories..................................................................................        401        359
  Deferred income taxes........................................................................         51         41
  Other current assets.........................................................................         27         22
  Net assets held for disposition..............................................................         10        131
                                                                                                 ---------  ---------
        Total current assets...................................................................        933        953
Property, plant and equipment, net.............................................................        343        283
Deferred income taxes..........................................................................          6         23
Other assets...................................................................................        126        114
Goodwill, net..................................................................................        423        403
                                                                                                 ---------  ---------
                                                                                                 $   1,831  $   1,776
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable................................................................................  $       4  $       1
  Current maturities of long-term debt.........................................................          1         16
  Trade accounts payable.......................................................................        156        155
  Accrued expenses and other liabilities.......................................................        190        150
  Income taxes payable.........................................................................         72         43
                                                                                                 ---------  ---------
        Total current liabilities..............................................................        423        365
Long-term debt.................................................................................        551        717
Other liabilities..............................................................................        152        167
                                                                                                 ---------  ---------
  Total liabilities............................................................................      1,126      1,249
                                                                                                 ---------  ---------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01) per share, authorized 300,000,000 shares; issued 80,856,562 and
    80,601,848, respectively; outstanding 74,592,615, and 77,088,002, respectively)............          1          1
  Paid in capital..............................................................................        568        563
  Retained earnings............................................................................        261         29
  Unearned restricted stock....................................................................        (16)       (19)
  Other equity.................................................................................         (3)        (2)
  Treasury stock (6,263,947 and 3,513,846 shares, respectively) at cost........................       (106)       (45)
                                                                                                 ---------  ---------
        Total stockholders' equity.............................................................        705        527
                                                                                                 ---------  ---------
                                                                                                 $   1,831  $   1,776
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

           See notes to consolidated (combined) financial statements.

                             U.S. INDUSTRIES, INC.

                CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                                        FOR THE FISCAL YEARS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
OPERATING ACTIVITIES:
  Income (loss) from continuing operations..........................................  $     113  $      82  $     (64)
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization...................................................         62         56         53
    Provision for deferred income taxes.............................................         12         11         11
    Provision for doubtful accounts.................................................          1          4         10
    Gain on sale of excess real estate, net.........................................         (3)        (5)        (7)
    Gain on sale of subsidiary stock................................................         (1)    --         --
    Goodwill impairment & non-recurring charges.....................................     --         --            100
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
    (Increase) decrease in trade receivables........................................        (22)       (24)        23
    Increase in inventories.........................................................         (9)       (12)    --
    (Increase) decrease in other current assets.....................................         (3)         7          3
    Increase in other non-current assets............................................        (46)        (8)       (31)
    (Decrease) increase in trade accounts payable...................................         (3)        16          4
    (Decrease) increase in income taxes payable.....................................        (23)         3         29
    Increase (decrease) in accrued expenses and other liabilities...................         12        (14)        13
    Increase (decrease) in other non-current liabilities............................          4         (1)         2
    Other, net......................................................................     --              4          5
                                                                                      ---------  ---------  ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS..............         94        119        151
                                                                                      ---------  ---------  ---------
  Income (loss) from discontinued operations........................................        125         76        (25)
  Adjustments to reconcile income (loss) from discontinued operations to net cash
    (used in) provided by discontinued operations:
    (Gain) loss on disposal of discontinued operations..............................       (121)       (66)        43
    (Increase) decrease in net assets held for disposition..........................        (42)         8        (37)
                                                                                      ---------  ---------  ---------
    NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS..........................        (38)        18        (19)
                                                                                      ---------  ---------  ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................         56        137        132
                                                                                      ---------  ---------  ---------
INVESTING ACTIVITIES:
  Proceeds from sale of net assets held for disposition.............................        333        241        245
  Proceeds from real estate transactions............................................         28         31         55
  Proceeds from sale of subsidiary stock............................................          4     --         --
  Proceeds from collection of other notes receivable................................     --              7          2
  Acquisition of companies, net of cash acquired....................................        (88)       (61)       (13)
  Purchase of investments...........................................................         (1)       (12)    --
  Purchases of property, plant and equipment........................................        (76)       (45)       (61)
  Proceeds from sale of property, plant and equipment...............................     --              2          1
                                                                                      ---------  ---------  ---------
    NET CASH PROVIDED BY INVESTING ACTIVITIES.......................................        200        163        229
                                                                                      ---------  ---------  ---------
FINANCING ACTIVITIES:
  Proceeds from long-term debt......................................................      1,489      1,028      1,423
  Repayment of long-term debt.......................................................     (1,671)    (1,285)      (470)
  Proceeds from (repayment of) notes payable........................................          4         (3)         4
  Purchase of treasury stock........................................................        (67)       (46)    --
  Proceeds from exercise of stock options...........................................          5     --         --
  Net cash transfers from affiliate.................................................                --             90
  Return of capital to Hanson, net of tax...........................................                --           (477)
  Repayment of debt to Hanson.......................................................                --           (873)
  Long-term debt issue costs........................................................     --         --            (33)
                                                                                      ---------  ---------  ---------
    NET CASH USED IN FINANCING ACTIVITIES...........................................       (240)      (306)      (336)
Effect of exchange rate changes on cash.............................................         (5)    --             (2)
                                                                                      ---------  ---------  ---------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................         11         (6)        23
Cash and cash equivalents at beginning of year......................................         45         51         28
                                                                                      ---------  ---------  ---------
    CASH AND CASH EQUIVALENTS AT END OF YEAR........................................  $      56  $      45  $      51
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

           See notes to consolidated (combined) financial statements.

                             U.S. INDUSTRIES, INC.

                CONSOLIDATED (COMBINED) STATEMENTS OF CHANGES IN
                     STOCKHOLDERS' EQUITY/INVESTED CAPITAL

          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                 (IN MILLIONS)

                                                                                      RETAINED      UNEARNED
                                               INVESTED      COMMON       PAID IN     EARNINGS/    RESTRICTED       OTHER
                                                CAPITAL       STOCK       CAPITAL     (DEFICIT)       STOCK        EQUITY
                                              -----------  -----------  -----------  -----------  -------------  -----------
Balance September 30, 1994..................   $     803
                                                                                                                         --
                                              -----------       -----        -----        -----           ---
Net income through date of Demerger.........          15
Net transfers--Hanson.......................         190
                                                                                                                         --
                                              -----------       -----        -----        -----           ---
Balance at date of Demerger.................       1,008
                                                                                                                         --
                                              -----------       -----        -----        -----           ---
Return of invested capital to Hanson--
  Note 1....................................        (494)
Issuance of stock...........................        (514)   $       1    $     516                                $      (3)
Issuance of restricted stock................                                    26                  $     (26)
Net loss....................................                                          $    (104)
Amortization of unearned restricted stock...                                                                2
Translation adjustment......................                                                                              1
Minimum pension liability adjustment........                                                                             (1)
                                                                                                                         --
                                              -----------       -----        -----        -----           ---
Balance at September 30, 1995...............   $  --        $       1    $     542    $    (104)    $     (24)    $      (3)
                                                                                                                         --
                                              -----------       -----        -----        -----           ---
Net income..................................                                                133
Amortization of unearned restricted stock...                                                                7
Purchase of 3,581,386 shares of common
  stock.....................................
Common stock issued (58,707 shares) upon
  exercise of options.......................                   --           --
Common stock issued (35,993 shares) to
  employee and directors....................                   --           --
Treasury stock issued (93,000 shares) to
  employees and directors...................                                     1                         (2)
Forfeiture of 25,460 shares of unearned
  restricted stock..........................                   --           --
Deferred tax benefit--Note 9................                                    20
Translation adjustment......................                                                                         --
Minimum pension liability adjustment........                                                                              1
                                                                                                                         --
                                              -----------       -----        -----        -----           ---
Balance at September 30, 1996...............   $            $       1    $     563    $      29     $     (19)    $      (2)
                                                                                                                         --
                                              -----------       -----        -----        -----           ---
Net income..................................                                                236
Cash dividend declared ($0.05 per share)....                                                 (4)
Amortization of unearned restricted stock...                                                                7
Purchase of 3,134,343 shares of common
  stock.....................................
Common stock issued (254,714 shares) upon
  exercise of options.......................                   --                2
Treasury stock issued (550,307 shares) to
  employees and directors...................                                     1                         (5)
Forfeiture of 166,065 shares of unearned
  restricted stock..........................                   --               (1)                         1
Income tax benefit relating to stock
  plans.....................................                                     3
Translation adjustment......................                                                                             (2)
Minimum pension liability adjustment........                                                                              1
                                                                                                                         --
                                              -----------       -----        -----        -----           ---
Balance at September 30, 1997...............   $            $       1    $     568    $     261     $     (16)    $      (3)
                                                                                                                         --
                                                                                                                         --
                                              -----------       -----        -----        -----           ---
                                              -----------       -----        -----        -----           ---


                                               TREASURY
                                                 STOCK       TOTAL
                                              -----------  ---------
Balance September 30, 1994..................               $     803

                                                   -----   ---------
Net income through date of Demerger.........                      15
Net transfers--Hanson.......................                     190

                                                   -----   ---------
Balance at date of Demerger.................                   1,008

                                                   -----   ---------
Return of invested capital to Hanson--
  Note 1....................................                    (494)
Issuance of stock...........................                  --
Issuance of restricted stock................                  --
Net loss....................................                    (104)
Amortization of unearned restricted stock...                       2
Translation adjustment......................                       1
Minimum pension liability adjustment........                      (1)

                                                   -----   ---------
Balance at September 30, 1995...............   $  --       $     412

                                                   -----   ---------
Net income..................................                     133
Amortization of unearned restricted stock...                       7
Purchase of 3,581,386 shares of common
  stock.....................................         (46)        (46)
Common stock issued (58,707 shares) upon
  exercise of options.......................                  --
Common stock issued (35,993 shares) to
  employee and directors....................                  --
Treasury stock issued (93,000 shares) to
  employees and directors...................           1      --
Forfeiture of 25,460 shares of unearned
  restricted stock..........................                  --
Deferred tax benefit--Note 9................      --              20
Translation adjustment......................                  --
Minimum pension liability adjustment........                       1

                                                   -----   ---------
Balance at September 30, 1996...............   $     (45)  $     527

                                                   -----   ---------
Net income..................................                     236
Cash dividend declared ($0.05 per share)....                      (4)
Amortization of unearned restricted stock...                       7
Purchase of 3,134,343 shares of common
  stock.....................................         (67)        (67)
Common stock issued (254,714 shares) upon
  exercise of options.......................                       2
Treasury stock issued (550,307 shares) to
  employees and directors...................           6           2
Forfeiture of 166,065 shares of unearned
  restricted stock..........................                  --
Income tax benefit relating to stock
  plans.....................................                       3
Translation adjustment......................                      (2)
Minimum pension liability adjustment........                       1

                                                   -----   ---------
Balance at September 30, 1997...............   $    (106)  $     705

                                                   -----   ---------
                                                   -----   ---------

           See notes to consolidated (combined) financial statements.

                             U.S. INDUSTRIES, INC.

             NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    U.S. Industries, Inc. (with its subsidiaries, the "Company") is a diversified manufacturer of consumer and industrial products. The Company was incorporated in Delaware in February 1995, and has been publicly-owned since May 31, 1995, at which time Hanson PLC ("Hanson") paid a dividend to its shareholders of the Company's common stock. Regular way trading in the common stock commenced on the New York Stock Exchange on June 1, 1995. Prior to May 31, 1995, the Company was a wholly-owned subsidiary of Hanson. Certain businesses, assets and liabilities were transferred to the Company by Hanson pursuant to transactions consummated on May 31, 1995 and June 5, 1995 (collectively, the "Demerger").

    For the periods prior to the Demerger, the financial statements of the Company present the combined results, financial position and cash flows of the individual businesses, real estate assets and equity investments that subsequently were transferred to the Company. Subsequently, the financial statements are presented on a consolidated legal entity basis. The financial statements that include the period prior to the Demerger reflects management fees that were paid by subsidiaries of the Company to Hanson for services. Subsequently, all such services have been provided by the Company.

    In January 1997, an initial public offering of 25% of the shares of Jade Technologies Singapore Ltd ("Jade") was completed, generating proceeds of $4 million.

NOTE 2--ACCOUNTING POLICIES

    FISCAL YEAR: The Company's fiscal year ends on the Saturday nearest to September 30. All fiscal year data contained herein reflect results of operations for the 52-week periods ended on the Saturday nearest to September 30, but are presented as of such date for convenience.

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

    DEPRECIATION AND AMORTIZATION:

                                                                                       (IN MILLIONS)
                                                                                     AT SEPTEMBER 30,
                                                                           -------------------------------------
                                                                              1997         1996         1995
                                                                              -----        -----        -----
Depreciation.............................................................   $      43    $      37    $      33
Amortization of goodwill.................................................          13           12           16
Amortization of deferred financing costs.................................           1            2            2
Amortization of unearned restricted stock................................           7            7            2
Amortization of deferred income..........................................          (2)          (2)      --
                                                                                  ---          ---          ---
                                                                            $      62    $      56    $      53
                                                                                  ---          ---          ---
                                                                                  ---          ---          ---

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    TRADE RECEIVABLES AND CONCENTRATIONS OF CREDIT RISK:

                                                                                (IN MILLIONS)
                                                                               AT SEPTEMBER 30,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Trade receivables..........................................................  $     423  $     391
Allowance for doubtful accounts............................................        (35)       (36)
                                                                             ---------  ---------
                                                                             $     388  $     355
                                                                             ---------  ---------
                                                                             ---------  ---------

    The Company operates in the United States and, to a lesser extent, in Europe, South America, Canada and Asia. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have consistently been within management's expectations.

    INVENTORIES:

                                                                                (IN MILLIONS)
                                                                               AT SEPTEMBER 30,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Finished products..........................................................  $     188  $     185
In-process products........................................................         96         77
Raw materials..............................................................        117         97
                                                                             ---------  ---------
                                                                             $     401  $     359
                                                                             ---------  ---------
                                                                             ---------  ---------

    Inventories are valued at the lower of cost determined under the first-in, first-out method, or market.

    PROPERTY, PLANT AND EQUIPMENT:

                                                                               (IN MILLIONS)
                                                                              AT SEPTEMBER 30,
                                                                            --------------------
                                                                              1997       1996
                                                                            ---------  ---------
Land and buildings........................................................  $     179  $     171
Machinery and equipment...................................................        547        464
Furniture and fixtures....................................................         28         23
Accumulated depreciation..................................................       (411)      (375)
                                                                            ---------  ---------
                                                                            $     343  $     283
                                                                            ---------  ---------
                                                                            ---------  ---------

    Property, plant and equipment is stated on the basis of cost less accumulated depreciation provided under the straight-line method.

    OTHER ASSETS: Excess properties held for sale are included in other assets and are carried at the lower of cost or net realizable value. The carrying value of such properties was $44 million and $51 million as of September 30, 1997 and 1996, respectively.

    GOODWILL: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company reviews operating results and other relevant facts every fiscal quarter for each of

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
its businesses to determine if there are indications that the carrying value of an enterprise may be impaired. The fair value methodology is used by the Company to ascertain the recoverability of the carrying value of an enterprise, when there are indications of impairment. In the event that such fair value is below the carrying value of an enterprise, for those companies with goodwill, the Company first writes off the goodwill and then other long-lived assets to the extent such differential exists.

    The fair value methodology is applied to determine the recoverable value for each business on a stand alone basis using ranges of fair values obtained from independent appraisers. In developing these ranges, the independent appraisers consider (a) publicly available information, (b) financial projections of each business, (c) the future prospects of each business as discussed with senior operating and financial management, (d) publicly available information regarding comparable publicly traded companies in each industry, (e) market prices, capitalizations and trading multiples of comparable public companies and (f) other information deemed relevant. In reviewing these valuations and considering the need to record a charge for impairment of enterprise value and goodwill to the extent it is part of the enterprise value, the Company also evaluates solicited and unsolicited bids for the businesses of the Company.

    Goodwill is amortized using the straightline method over forty years. Accumulated amortization aggregated $289 million and $276 million, at September 30, 1997 and 1996, respectively. Amortization and adjustments to the carrying value of goodwill amounted to $13 million, $12 million and $114 million for fiscal 1997, 1996 and 1995, respectively.

    FOREIGN CURRENCY TRANSLATION AND OPTIONS: The functional currency of each of the Company's foreign operations is the local currency with the exception of operations in Brazil which have historically operated in a hyperinflationary economy. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period. Except for companies operating in hyperinflationary economies, translation gains and losses are reported as a component of Stockholders' Equity. Losses resulting from foreign currency transactions and the translation of the financial statements of companies operating in highly inflationary economies are included in Other expense, net and aggregated $1 million, $1 million and $2 million for fiscal 1997, 1996, and 1995, respectively.

    To protect the U.S. dollar value of its anticipated profits denominated in foreign currencies, from time to time, the Company purchases foreign currency option contracts. The contracts are purchased and settled in U.S. dollars. The Company has no exposure with respect to these foreign currency options contracts other than the cost of such options. The cost of such foreign currency options was not material and was charged to operations over the period of the options.

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

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION: Revenue is recognized upon shipment of product to the customer. Provisions are made for warranty and return costs at the time of sale. Such provisions have not been material.

    ADVERTISING COSTS: Advertising costs are expensed as incurred. Such amounts totaled $40 million, $51 million and $51 million for fiscal 1997, 1996, and 1995, respectively.

    RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. Such amounts totaled $13 million for fiscal 1997, 1996 and 1995.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of all short-term financial instruments approximated their carrying value due to their short maturity. The Company's 7.25% Senior Notes are currently trading at a price which approximates par value based on quoted market prices for such securities. The fair value of all other long-term financial instruments, excluding interest rate protection agreements discussed below, approximated carrying value as they were based on terms that continue to be available to the Company from its lenders. Accordingly, fair value of these financial instruments approximates book carrying amounts at each fiscal year-end, as they are based upon floating rate interest.

    The Company enters into interest rate protection agreements to manage interest costs and risks associated with changing interest rates; these agreements effectively convert underlying variable rate debt into fixed rate date. At September 30, 1997, the Company had several such agreements covering various periods. The notional amount of these agreements do not exceed $300 million for any future period. The Company would have been required to pay approximately $3 million and $4 million to settle all outstanding agreements based upon their fair value as of September 30, 1997 and 1996, respectively. These fair values are based upon estimates received from financial institutions.

    STOCK BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans. SFAS 123 encourages, but does not require, adoption of a fair value method; it allows for a company to continue to report under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company intends to continue to account for its stock-based compensation under APB 25. See Note 10.

    EARNINGS PER SHARE: Fiscal 1995 earnings per share information is not presented in accordance with Accounting Principles Board Opinion No. 15, "Earnings per share" ("APB 15"), as such information is not indicative of the Company's continuing capital structure.

    In February 1997, the FASB issued Statement No. 128 ("SFAS 128"), "Earnings Per Share" which be adopted on December 31, 1997. At that time, the Company will be required to restate all prior periods. The adoption of SFAS 128 will not have a material impact on the earnings per share information currently presented.

    Earnings per share are computed using the weighted average number of common shares outstanding. The weighted average number of common and common equivalent shares outstanding during the year ended September 30, 1997 and 1996 were 75,506,078 and 78,290,013, respectively.

                             U.S. INDUSTRIES, INC.

NOTE 3--ACQUISITIONS

    In July 1997, the Company purchased IXL Manufacturing, Inc. ("IXL") for $12 million and the assumption of $1.3 million of debt. IXL manufactures fiberglass and wood handles for striking tools and lawn and garden tools. The transaction has been accounted for as a purchase, resulting in goodwill of $6 million. The results of IXL are included in the Housewares Operations.

    In April 1997, the Company purchased Britains Petite Limited ("Britains") for $9 million in cash. Britains, located in Nottingham, England, is a manufacturer of military soldier collectibles, metal and plastic models of agricultural vehicles, figures, animals, buildings and accessories and preschool plastic toys. The transaction has been accounted for as a purchase, resulting in goodwill of $5 million. The results of Britains are included in the Other Consumer Operations.

    In March 1997, the Company purchased certain assets of the outdoor furniture division of Sunbeam Corporation for approximately $60 million in cash. The acquired business, now known as SunLite Casual Furniture, Inc. ("SunLite"), manufactures casual outdoor furniture. The transaction has been accounted for as a purchase, resulting in goodwill of $14 million. The results of SunLite are included in the Bath and Outdoor Products Operations.

    In January 1997, the Company purchased the assets of Woodings-Verona Tool Works, Inc. ("Woodings-Verona") for $5 million in cash plus the assumption of $1.2 million of debt. Woodings-Verona manufactures hot-forged heavy striking tools including sledge hammers, axes, bars, picks and railroad tools. The transaction has been accounted for as a purchase. The results of Woodings-Verona are included in the Housewares Operations.

    In July 1996, the Company purchased the assets of Keller Industries, Inc. ("Keller"), for approximately $37 million in cash plus the assumption of certain liabilities. Keller is a leading manufacturer and marketer of ladders in the United States. The transaction has been accounted for as a purchase, resulting in goodwill of $30 million. The results of Keller are included in the Housewares Operations.

    In July 1996, the Company joined a consortium of companies to acquire an equity interest in United Pacific Industries Limited ("UPI"), a limited liability company incorporated in Bermuda and listed on the Stock Exchange of Hong Kong. UPI manufactures voltage converters and other electronic components. In fiscal 1997, the Company purchased additional shares in UPI. The Company's investment of approximately $12 million results in beneficial ownership of 22.3% of UPI.

    In April 1996, the Company purchased the assets of a Canadian manufacturer of above-ground swimming pools and equipment for $12 million and the assumption of $12 million in debt. The transaction has been accounted for as a purchase, resulting in goodwill of $9 million. The results of the acquired business, now known as Atlantic Pools, Inc. ("Atlantic"), are included in the Bath and Outdoor Products Operations.

    In May 1995, the Company acquired the assets of Southeastern Plastics, Inc., a plastic injection molder for $11 million, in a transaction accounted for as a purchase. The transaction resulted in goodwill of $4 million. The result of operations of Southeastern Plastics, Inc. are included in the Housewares Operations.

    In March 1995, the Company acquired Odyssey Sports, Inc. ("Odyssey"), a manufacturer and marketer of golf putters, for $16 million in a transaction accounted for as a purchase, resulting in goodwill of $14 million. Odyssey has since been disposed of in a sale. See Note 4.

                             U.S. INDUSTRIES, INC.

NOTE 3--ACQUISITIONS (CONTINUED)
    The pro forma effect of these acquisitions on the Company's operations is not material.

NOTE 4--DISPOSITIONS AND DISCONTINUED OPERATIONS

    In fiscal 1997, the Company adopted formal plans to dispose of SCM Metals Products, Inc. ("SCM Metals"), QPF, Inc., Odyssey and Tommy Armour Golf Company ("Armour Golf"). The Company also decided to retain Bearing Inspection, Inc. ("Bearing"), which was previously designated a discontinued operation. During fiscal 1996, the Company adopted formal plans to dispose of Farberware Inc. ("Farberware"), Franklin Dyed Yarn Division ("Franklin"), Tubular Textile Machinery Division ("Tube-Tex") and its equity investment in Ground Round Restaurants, Inc. ("Ground Round"). During fiscal 1995, the Company adopted a formal plan to dispose of Jade Holdings, Inc., Piedmont Moulding Corporation, Spartus Corporation, Universal Gym Equipment, Inc. and Halkey-Roberts Corporation (collectively with Farberware, Franklin, Tube-Tex and Ground Round, the "Discontinued Operations"). Each was sold prior to September 30, 1997 with the exception of Armour Golf, which was sold in November 1997. At September 30, 1997, the Company has accrued $7 million for contingencies relating to the discontinued operations. All businesses sold since Demerger meet the criteria for classification as discontinued operations and have been classified as such for all periods presented.

    In fiscal 1997, the Company, in separate transactions, sold Tube-Tex, SCM Metals, certain assets of QPF, Inc., Odyssey, SunLite resin furniture business and the equity interest in Ground Round for an aggregate of $331 million in cash and notes of $3 million and recorded gains of $121 million, net of tax.

    In fiscal 1996, the Company, in separate transactions, sold the Office Furniture Group and Blue Mountain Industries, Farberware, Spartus, Piedmont, Jade, Universal and Franklin for an aggregate of $241 million in cash and notes for $6 million and recorded gains of $68 million, net of tax. The Company also entered into a non-compete agreement with the purchaser of the Office Furniture Group for five years for $11 million. Also during fiscal 1996, the Company recorded a charge of $2 million, net of a tax benefit of $1 million, to reduce the carrying value of its equity investment in Ground Round to its estimated realizable value.

    In fiscal 1995, management estimated losses on disposals of these businesses which designated as discontinued operations. The expected proceeds from the sale of these operations were determined based on estimates of fair value obtained from independent appraisers. The estimated net-of-tax loss on the disposal totaled $50.4 million and was recorded during the third quarter of fiscal 1995. The Company subsequently recorded an additional charge of $3 million, net-of-tax, to revise its original estimate for phase-out losses. In September 1995, the Company sold Bear Archery, Inc. Valley Recreation Products, Inc., Teters Floral Products, Inc., MW Manufacturers, Inc., Brown Moulding Company, Inc. and Halkey-Roberts Corporation for $200 million, resulting in a gain of $11 million, net-of-tax.

    Prior to the Demerger, Hanson recorded a $10.5 million charge to reflect a permanent impairment in its carrying value of Beazer Homes USA, Inc. ("Beazer Homes"). In June 1995, the Company sold 1,000,000 shares of common stock of Beazer Homes to Beazer Homes for $16 million, realizing a $3.1 million pre-tax gain. The Company also sold Beazer Homes an option for $500,000 to purchase the Company's remaining 1,749,267 shares at an agreed upon formula price. In August 1995, Beazer Homes exercised the option and purchased the remaining shares for $28.2 million, resulting in an additional pre-tax gain of $5.7 million. The cumulative net-of-tax impact of all of these events amounted to a loss of $1 million and is included in the loss from discontinued operations in fiscal 1995.

                             U.S. INDUSTRIES, INC.

NOTE 4--DISPOSITIONS AND DISCONTINUED OPERATIONS (CONTINUED)
    Net assets held for disposition consists of the following:

                                                                               (IN MILLIONS)
                                                                              AT SEPTEMBER 30,
                                                                           ----------------------
                                                                              1997        1996
                                                                              -----     ---------
Net current assets.......................................................   $      10   $      54
Property, plant and equipment............................................      --              67
Other non-current assets and liabilities.................................      --              10
                                                                                  ---   ---------
Net assets held for disposition..........................................   $      10   $     131
                                                                                  ---   ---------
                                                                                  ---   ---------

    The following summarizes the operating results of the businesses classified as discontinued operations:

                                                                           (IN MILLIONS)
                                                                    FOR THE FISCAL YEARS ENDED
                                                                           SEPTEMBER 30,
                                                                  -------------------------------
                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Net sales.......................................................  $     119  $     363  $     982
Pre-tax income..................................................          6         18         42

NOTE 5--LONG-TERM DEBT

    Long term debt is as follows:

                                                                                (IN MILLIONS)
                                                                               AT SEPTEMBER 30,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
7.25% Senior Notes, net....................................................  $     123  $  --
Term loan..................................................................     --            370
Revolving credit facility..................................................        350        250
Other long-term debt.......................................................         79        113
                                                                             ---------  ---------
                                                                                   552        733
Less current maturities....................................................          1         16
                                                                             ---------  ---------
Long term debt.............................................................  $     551  $     717
                                                                             ---------  ---------
                                                                             ---------  ---------

    During fiscal 1997, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of the Company, issued $125 million aggregate principal amount of 7.25% Senior Notes due December 1, 2006 (the "Notes"). The net cash proceeds were $123 million after transaction fees and discounts. The Notes bear interest at 7.25% payable semiannually on June 1 and December 1, commencing June 1, 1997, and are redeemable at any time at the option of USIAH, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of comparable U.S. Government securities plus 10 basis points, plus, in each case, accrued interest to the date of redemption. The Notes are fully and unconditionally guaranteed by the Company. The Notes are unsecured but the indenture places restrictions on, among other things, liens

                             U.S. INDUSTRIES, INC.

NOTE 5--LONG-TERM DEBT (CONTINUED)
and subsidiary indebtedness (which are generally limited, together, to 10% of consolidated net tangible assets, as defined) and dividends and the purchase of Common Stock for treasury (based on a formula set forth in the indenture). At September 30, 1997, these restrictions limited dividends and purchases of Common Stock to $157 million. USIAH has exchanged the Notes, which were not registered under the Securities Act of 1933 at the time of issuance, for registered notes having substantially the same terms as the Notes. See Note 17 for summary financial information of USIAH. The proceeds from the sale of the Notes were used to repay a portion of the term loan under the Company's then existing credit agreement (the "Previous Credit Agreement"), the remainder of which was repaid using proceeds from the initial borrowing under a credit agreement dated as of December 12, 1996 (the "Credit Agreement").

    The Credit Agreement consists of a five year unsecured revolving line of credit of up to an aggregate amount of $750 million. The revolving credit commitment will be permanently reduced by $100 million on December 12, 1999 and by an additional $150 million on December 12, 2000. The Credit Agreement includes (i) committed advances ("Committed Advances") and (ii) uncommitted bid option advances. The Committed Advances are at lower borrowing spreads than the Previous Credit Agreement and bear interest based on, at the option of the Company, (i) specified spreads over the London Interbank Offered Rate ("LIBOR") or (ii) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or 50 basis points above the federal funds rate in effect on such date (the "Base Rate"). The spreads on the LIBOR-based borrowings range between 15 and 62.5 basis points, based upon the Company's senior unsecured debt ratings for the relevant period. At September 30, 1997 three-month LIBOR was 5.72% per annum and the spread over LIBOR was 25 basis points. A facility fee is payable on a quarterly basis in arrears under the Credit Agreement on the full amount of the facility, regardless of the amount utilized. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At September 30, 1997, the facility fee was 12.5 basis points per annum.

    Interest paid, including amounts under swap agreements, during fiscal 1997, 1996 and 1995 was $50 million, $63 million, and $90 million, respectively (which included interest paid to Hanson of $60 million in 1995).

    The Credit Agreement places restrictions on, among other things, mergers, liens and additional indebtedness (which generally limit liens and subsidiary indebtedness, together, to 10% of consolidated net tangible assets, as defined, but permit $200 million of other unsecured indebtedness, along with the indebtedness under the Notes). Its financial covenants require the Company to comply with a maximum ratio of total funded debt to capital and a consolidated leverage ratio. The maximum ratios are currently 0.65:1.00 and 3.5:1.0, respectively. On January 1, 1998, the maximum ratio of total funded debt to capital permitted will be reduced to 0.60:1.00.

    In conjunction with the fiscal 1997 repayment of outstanding indebtedness under the Previous Credit Agreement, a net-of-tax, non-cash, extraordinary charge of $2 million was incurred to write-off unamortized deferred financing costs and previously deferred losses associated with interest rate protection agreements. In fiscal 1996, in connection with entering into the Previous Credit Agreement, the Company recorded a net-of-tax, non-cash extraordinary charge of $25 million to write-off unamortized deferred financing costs and previously deferred losses associated with interest rate protection agreements.

                             U.S. INDUSTRIES, INC.

NOTE 5--LONG-TERM DEBT (CONTINUED)
    On December 12, 1996 the Company paid approximately $2 million to settle interest rate protection agreements entered into in connection with the Notes. This amount is being amortized over the life of the Notes as deferred financing costs.

    To manage its exposure to floating interest rates, the Company entered into interest rate protection agreements with major banks whereby the Company receives a floating rate based on three-month LIBOR and pays a weighted average fixed rate. Currently the fixed interest rates under the interest rate protection agreements range from 6.07% to 6.77% per annum. Net payments under the agreements amounted to approximately $5 million, $7 million and $2 million for the years ended September 30, 1997, 1996 and 1995, respectively. Such amounts are included in interest expense. All interest rate protection agreements are of notional amounts and maturities that relate to specific portions of outstanding debt, and accordingly, are accounted for as hedge transactions. The aggregate notional amounts and periods covered by such agreements are as follows:

                                                                        $300
September 30, 1997 through May 28, 1999........................      million
                                                                        $200
May 29, 1999 through September 30, 1999........................      million
                                                                        $100
October 1, 1999 through September 30, 2000.....................      million

    Other long-term debt at September 30, 1997 includes $59 million of notes payable with maturities due within one year which the Company expects to repay using borrowings under the Credit Agreement. All of this amount was borrowed under uncommitted short-term lines of credit. The amount of uncommitted borrowings are limited based on restrictions on unsecured indebtedness under the Credit Agreement. Availability for uncommitted short-term lines of credit at September 30, 1997 is limited to $200 million. Subsequent to year-end, this availability has been reduced to $133 million as a result of the Siemens acquisition. See Note 18.

    The Company had standby letters of credit of $18 million at September 30, 1997. The fair value of these letters of credit is estimated to be the same as the contract value based on the nature of the fee arrangements with the issuable banks.

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

    The Company and its subsidiaries also sponsor defined contribution plans and also participate in multiemployer plans, which provide defined benefits to union employees of the Company's subsidiaries. Contributions relating to defined contribution plans are made based upon the respective plans' provisions. Contributions relating to multiemployer plans are based on negotiated collective bargaining agreements.

                             U.S. INDUSTRIES, INC.

NOTE 6--PENSION PLANS (CONTINUED)
    Net periodic pension cost for the Company's defined benefit plans covering employees in the United States and the total contributions charged to pension expense for defined contribution and multiemployer plans covering employees in the United States are:

                                                                            (IN MILLIONS)
                                                                     FOR THE FISCAL YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Defined benefit plans:
Service cost--benefits earned during the period..................  $      10  $      11  $       9
Interest cost on projected benefit obligation....................         18         19         18
Actual return on plan assets.....................................        (87)       (39)       (39)
Net amortization and deferral....................................         58         12         13
                                                                         ---        ---        ---
    Net periodic pension (income) expense for defined benefit
      plans......................................................         (1)         3          1
Defined contribution plans.......................................          4          6          6
Multiemployer plans..............................................     --         --              1
                                                                         ---        ---        ---
    Total pension expense........................................  $       3  $       9  $       8
                                                                         ---        ---        ---
                                                                         ---        ---        ---

    Assumptions used in the accounting for the defined benefit plans were as follows:

                                                                    FOR THE FISCAL YEARS ENDED
                                                                           SEPTEMBER 30,
                                                                  -------------------------------
                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Weighted average discount rates.................................       7.50%      7.75%      7.75%
Rates of increase in compensation levels........................        4.5%       4.5%       4.5%
Expected long-term rate of return on assets.....................        9.0%       9.0%       9.0%

    The change in the weighted average discount rate from 7.75% for fiscal 1996 to 7.5% for fiscal 1997 and other actuarial assumptions caused the projected benefit obligation at September 30, 1997 to increase by approximately $9 million.

                             U.S. INDUSTRIES, INC.

NOTE 6--PENSION PLANS (CONTINUED)
    The funded status and amounts recognized in the consolidated balance sheets at September 30, 1997 and 1996 for the Company's defined benefit pension plans covering employees in the United States are:

                                                                    1997                                1996
                                                     ----------------------------------  ----------------------------------
                                                       PLANS WHOSE       PLANS WHOSE       PLANS WHOSE       PLANS WHOSE
                                                      ASSETS EXCEED      ACCUMULATED      ASSETS EXCEED      ACCUMULATED
                                                       ACCUMULATED     BENEFITS EXCEED     ACCUMULATED     BENEFITS EXCEED
                                                        BENEFITS           ASSETS           BENEFITS           ASSETS
                                                     ---------------  -----------------  ---------------  -----------------

                                                                                 (IN MILLIONS)
Actuarial present value of benefit obligations:
  Vested benefit obligation........................     $    (215)        $     (16)        $    (157)        $     (53)
  Nonvested benefit obligation.....................           (11)               (1)               (5)               (9)
                                                            -----               ---             -----               ---
Accumulated benefit obligation.....................          (226)              (17)             (162)              (62)
                                                            -----               ---             -----               ---
                                                            -----               ---             -----               ---
Projected benefit obligation.......................          (250)              (20)             (184)              (66)
Plan assets at fair value..........................           398                11               273                49
                                                            -----               ---             -----               ---
Projected benefit obligation less than (or in
  excess of) plan assets...........................           148                (9)               89               (17)
Add (deduct):
  Unrecognized prior service cost..................             8                 4                 2                10
  Unrecognized net (gain) loss.....................           (90)                3               (36)                2
  Unrecognized net (asset) obligation at date of
    adoption, net of amortization..................            (6)           --                    (9)                1
  Adjustment required to recognize minimum
    liability......................................        --                    (4)           --                    (9)
                                                            -----               ---             -----               ---
Prepaid (accrued) pension costs....................     $      60         $      (6)        $      46         $     (13)
                                                            -----               ---             -----               ---
                                                            -----               ---             -----               ---

    The plans' assets are primarily included in a master trust which principally invests in listed stocks and bonds, including common stock of the Company which, at market value, comprises 2.7% and less than 1% of the master trust's assets at September 30, 1997 and 1996, respectively.

FOREIGN BENEFIT ARRANGEMENTS

    Pension and other employee benefits of the Company's foreign subsidiaries are primarily provided by government sponsored plans and are being accrued currently over the period of active employment. The costs of such plans were not significant during fiscal 1997, 1996 and 1995.

                             U.S. INDUSTRIES, INC.

             NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS

NOTE 7--POSTRETIREMENT PLANS

    The Company provides health care and life insurance benefits to certain groups of retirees.

    The following table presents the plan's unfunded status reconciled with amounts recognized in the Company's consolidated balance sheets:

                                                                                   (IN MILLIONS)
                                                                                  AT SEPTEMBER 30,
                                                                                --------------------
                                                                                  1997       1996
                                                                                ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees....................................................................  $     (10) $     (11)
  Fully eligible active plan participants.....................................         (2)        (2)
  Other active plan participants..............................................         (5)        (5)
                                                                                      ---        ---
Accrued (accumulated) postretirement benefit cost.............................  $     (17) $     (18)
                                                                                      ---        ---
                                                                                      ---        ---

    Net periodic postretirement benefit cost includes the following components:

                                                                                    (IN MILLIONS)
                                                                        FOR THE FISCAL YEARS ENDED SEPTEMBER
                                                                                         30,
                                                                        -------------------------------------
                                                                           1997         1996         1995
                                                                           -----        -----        -----
Service cost..........................................................   $       1    $       1    $       1
Interest cost.........................................................           1            1            1
                                                                                --           --           --
Net periodic postretirement benefit cost..............................   $       2    $       2    $       2
                                                                                --           --           --
                                                                                --           --           --

    The weighted average annual assumed rate of increase in the health care cost trend rate is 10.5% for fiscal 1997 and is assumed to decrease .5% a year to 5.5%. The effect of increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of September 30, 1997 by $2 million and the aggregate of service and interest components of net periodic post retirement benefit for 1997 by $0.2 million.

    The weighted average discount rate used was 7.50% and 7.75% at September 30, 1997 and 1996, respectively.

NOTE 8--LEASES

    Rental expense for operating leases is:

                                                                                    (IN MILLIONS)
                                                                        FOR THE FISCAL YEARS ENDED SEPTEMBER
                                                                                         30,
                                                                        -------------------------------------
                                                                           1997         1996         1995
                                                                           -----        -----        -----
Minimum rentals.......................................................          21           20           20
Contingent rentals....................................................           1            2            1
                                                                                --           --           --
                                                                                22           22           21
                                                                                --           --           --
                                                                                --           --           --

                             U.S. INDUSTRIES, INC.

NOTE 8--LEASES (CONTINUED)
    Future minimum rental commitments under noncancellable operating leases as of September 30, 1997 are:

                                                                                    (IN MILLIONS)
                                                                                   ---------------
1998.............................................................................     $      21
1999.............................................................................            15
2000.............................................................................            10
2001.............................................................................             6
2002.............................................................................             5
Thereafter.......................................................................            14

NOTE 9--INCOME TAXES

    Income (loss) before income taxes, discontinued operations and extraordinary loss consists of:

                                                                            (IN MILLIONS)
                                                                     FOR THE FISCAL YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
United States....................................................  $     147  $      96  $     (74)
Foreign..........................................................         51         55         52
                                                                   ---------  ---------        ---
                                                                   $     198  $     151  $     (22)
                                                                   ---------  ---------        ---
                                                                   ---------  ---------        ---

    The provisions for federal, foreign, and state income taxes attributable to income (loss) from continuing operations consist of:

                                                                                 (IN MILLIONS)
                                                                          FOR THE FISCAL YEARS ENDED
                                                                                 SEPTEMBER 30,
                                                                     -------------------------------------
                                                                        1997         1996         1995
                                                                        -----        -----        -----
Current:
  Federal..........................................................   $      48    $      29    $       6
  Foreign..........................................................          18           23           19
  State............................................................           7            6            6
                                                                            ---          ---          ---
                                                                             73           58           31
  Deferred.........................................................          12           11           11
                                                                            ---          ---          ---
                                                                      $      85    $      69    $      42
                                                                            ---          ---          ---
                                                                            ---          ---          ---

                             U.S. INDUSTRIES, INC.

NOTE 9--INCOME TAXES (CONTINUED)
    The Company's effective income tax provision attributable to continuing operations differs from the statutory federal income tax provision (benefit) as follows:

                                                                                 (IN MILLIONS)
                                                                          FOR THE FISCAL YEARS ENDED
                                                                                 SEPTEMBER 30,
                                                                     -------------------------------------
                                                                        1997         1996         1995
                                                                        -----        -----        -----
Computed "expected" income tax provision (benefit).................   $      69    $      53    $      (8)
Foreign income tax differential....................................           2            4            1
State income taxes (net of federal benefit)........................           5            4            4
Goodwill amortization..............................................           4            4            6
Goodwill impairment................................................      --           --               34
Miscellaneous......................................................           5            4            5
                                                                            ---          ---          ---
                                                                      $      85    $      69    $      42
                                                                            ---          ---          ---
                                                                            ---          ---          ---

    Significant components of deferred taxes are:

                                                                                   (IN MILLIONS)
                                                                                  AT SEPTEMBER 30,
                                                                              ------------------------
                                                                                 1997         1996
                                                                                 -----        -----
Deferred tax liabilities:
Property, plant and equipment...............................................   $      18    $       8
Inventory...................................................................      --                1
Net pension assets..........................................................          17           13
Other.......................................................................           2            3
                                                                                     ---          ---
Total deferred tax liabilities..............................................          37           25

Deferred tax assets:
Accruals and allowances.....................................................          62           62
Inventory...................................................................           6       --
Postretirement benefits.....................................................           5            4
Deductible goodwill.........................................................          21           23
                                                                                     ---          ---
Total deferred tax assets...................................................          94           89
                                                                                     ---          ---
Net deferred tax asset......................................................   $      57    $      64
                                                                                     ---          ---
                                                                                     ---          ---

    In addition to the $12 million deferred tax provision in 1997, the deferred taxes were effected by the impact of acquisitions and reclassifications of discontinued businesses.

                             U.S. INDUSTRIES, INC.

NOTE 9--INCOME TAXES (CONTINUED)
    The classification of such deferred tax balances is:

                                                                                 (IN MILLIONS)
                                                                                AT SEPTEMBER 30,
                                                                              --------------------
                                                                                1997       1996
                                                                              ---------  ---------
Current asset...............................................................  $      51  $      42
Current liability...........................................................     --             (1)
                                                                                    ---        ---
                                                                                     51         41
                                                                                    ---        ---
Noncurrent asset............................................................         43         47
Noncurrent liability........................................................        (37)       (24)
                                                                                    ---        ---
                                                                                      6         23
                                                                                    ---        ---
Net deferred tax asset......................................................  $      57  $      64
                                                                                    ---        ---
                                                                                    ---        ---

    As a result of the Demerger, certain tax liabilities with respect to undistributed earnings of foreign subsidiaries arose which did not exist when these subsidiaries were held by Hanson. Such amounts, approximating $17 million, have been charged directly to paid in capital in fiscal 1995. The Demerger also resulted in changes to the tax basis of the assets and liabilities received and assumed. The determination of the full extent of the net tax benefit to be realized was finalized in late fiscal 1996 and such benefit has been credited directly to paid in capital in that year.

    Income taxes paid during fiscal 1997 and fiscal 1996 were $92 million and $62 million, respectively.

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

    In June 1995, a total of 2,764,995 restricted shares of Common Stock were awarded to certain key employees and a total of 9,000 shares of common stock were issued to non-employee directors. As holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions, such restricted stock is considered to be issued and outstanding. Restrictions on the shares will expire over seven years. Unearned restricted stock of $26 million was recorded at June 8, 1995 based on the market value of the shares on the date of issuance and is included as a separate component of stockholders' equity.

    In fiscal 1996, a total of 108,260 incentive shares were awarded to certain key employees and a total of 20,733 shares of common stock were issued to non-employee directors. The incentive shares are substantially identical in terms of issuance and restrictions to the restricted stock discussed above. Based on the market value of the shares on the various dates of issuance, $2 million of additional unearned restricted stock was recorded during fiscal 1996.

    In fiscal 1997, a total of 195,750 restricted shares of Common Stock were awarded to certain key employees. The restrictions on the shares will expire after seven years. The expiration of the restrictions can be accelerated under certain circumstances. Based on the market value of the shares on the various

                             U.S. INDUSTRIES, INC.

NOTE 10--STOCK OPTION PLAN (CONTINUED)
dates of issuance, $5 million of additional unearned restricted stock was recorded during fiscal 1997. Additionally, 166,065 and 25,460 restricted shares were forfeited in fiscal 1997 and 1996, respectively.

    Under the Company's stock option plans, the independent directors, officers and employees may be granted options to purchase the Company's stock at no less than the fair market value of the date of the option grant. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in fiscal 1997 and 1996, consistent with the provision of SFAS 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                           (IN MILLIONS, EXCEPT
                                                                            PER SHARE AMOUNTS)
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Net income--as reported..................................................  $     236  $     133
Net income--pro forma....................................................  $     235  $     133
Net income per common share--as reported.................................  $    3.13  $    1.70
Net income per common share--as pro forma................................  $    3.12  $    1.70

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Expected dividend yield at date of grant...........................          0
Expected stock price volatility....................................        36%
Risk-free interest rate:
    1997...........................................................      5.85%
    1996...........................................................      5.89%
Expected life of options...........................................    4 years

    The following information relates to options to purchase common stock under the Stock Option Plan for the fiscal years ended September 30:

                                                                        1997            1996           1995
                                                                   --------------  --------------  -------------
Options outstanding at beginning of year.........................       4,154,776       4,038,095
Granted..........................................................         612,112         331,973      4,038,095
Exercised (at $8.75--$20.50 per share)...........................        (600,723)        (58,707)
Forfeited........................................................        (273,374)       (134,538)
Purchased by Company.............................................         (40,714)        (22,047)
                                                                   --------------  --------------  -------------
Options outstanding at end of year...............................       3,852,077       4,154,776      4,038,095
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------
Exercise price per share of options outstanding..................  $  8.75-$24.79  $  8.75-$17.67  $  8.75-$9.58
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------
Exercisable......................................................       1,371,998         967,895       --
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------

    Options granted under the Stock Option Plan vest in four equal installments from the date of grant. The Company had authorization under the Stock Option Plan to grant 455,309 additional options at the end of fiscal 1997.

                             U.S. INDUSTRIES, INC.

NOTE 11--CHANGE IN METHOD OF EVALUATING GOODWILL IMPAIRMENT

    Prior to the Demerger, the recoverability of goodwill of the Company's businesses was evaluated by Hanson using projected undiscounted cash flows. At June 6, 1995, goodwill from acquisitions, prior to restatement for discontinuance of operations, aggregated $616.2 million, net of accumulated amortization of $238.3 million. During the quarter ended June 30, 1995, as a result of a comprehensive review of accounting policies, the Company adopted a new policy for evaluating the recoverability of goodwill and measuring its impairment based on the fair value approach. The Company believes that, in its circumstances, the fair value method of evaluating the recoverability of goodwill and measuring its impairment is preferable to the projected undiscounted cash flow method. At the time of adoption of this method, the Company anticipated that some of its businesses would be sold to meet debt repayment requirements and, therefore, would not be owned for a period of time sufficient to recover their goodwill through operations. The Company has, in fact, disposed of several businesses since adoption of this method. (See Note 4 to the Consolidated (Combined) Financial Statements.)

    The Company believes that the fair value approach is a better indicator if the extent to which the goodwill may not be recoverable and, therefore, may be impaired. The change in the method of evaluating the recoverability of goodwill resulted in the recording of a pre-tax charge to continuing operations of $98 million to reflect permanent goodwill impairment in the quarter ended June 30, 1995, resulting in a reduction in goodwill amortization expense of approximately $1.65 million quarterly and approximately $6.6 million annually. See Note 2 for discussion of the Company's policy on goodwill.

NOTE 12--NON-RECURRING CHARGES

    During June 1995, the Company incurred nonrecurring charges aggregating $2 million associated with the closing of underutilized facilities of the Lighting Products and Systems Operations. The charge includes accruals for lease costs of vacated facilities and severance payments related to a facility that the Company is closing.

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

    A number of present and former operating units of the Company have been named as Potentially Responsible Parties ("PRPs") at approximately 15 off-site disposal sites under CERCLA or comparable state statutes in a number of federal and state proceedings. In each of these matters the operating unit of the Company is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner.

    At September 30, 1997, the Company had accrued approximately $15 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between approximately $5 million and $17 million.

                             U.S. INDUSTRIES, INC.

NOTE 13--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Also, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation and environmental matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 14--SEGMENT DATA

    The Company's continuing operations are classified into two business segments: consumer and industrial. These operations are conducted primarily in the United States, and to a lesser extent, in other regions of the world. Export sales represented 13%, 14% and 13% of the Company's total net sales for fiscal years 1997, 1996 and 1995, respectively. The principal international markets served by the Company include Europe, and to a lesser extent South America, Canada and Asia.

                                                                            (IN MILLIONS)
                                                                     FOR THE FISCAL YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
NET SALES
Consumer Group
  Housewares Products............................................  $     476  $     411  $     342
  Bath and Outdoor Products......................................        445        332        283
  Other Consumer Products........................................        424        435        468
                                                                   ---------  ---------  ---------
                                                                       1,345      1,178      1,093
                                                                   ---------  ---------  ---------
Industrial Group
  Lighting Products..............................................        538        508        492
  Other Industrial Products......................................        399        325        311
                                                                   ---------  ---------  ---------
                                                                         937        833        803
                                                                   ---------  ---------  ---------
TOTAL NET SALES..................................................  $   2,282  $   2,011  $   1,896
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
OPERATING INCOME (LOSS)
Consumer Group
  Housewares Products............................................  $      88  $      88  $      67
  Bath and Outdoor Products......................................         56         55         49
  Other Consumer Products........................................         43         25         37
                                                                   ---------  ---------  ---------
                                                                         187        168        153
                                                                   ---------  ---------  ---------
Industrial Group
  Lighting Products..............................................         42         36        (74)
  Other Industrial Products......................................         39         29         25
                                                                   ---------  ---------  ---------
                                                                          81         65        (49)
                                                                   ---------  ---------  ---------
Total Operating Income before corporate expenses and management
  fees...........................................................        268        233        104
Corporate expenses and management fees...........................        (27)       (27)       (27)
                                                                   ---------  ---------  ---------
TOTAL OPERATING INCOME...........................................  $     241  $     206  $      77
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                             U.S. INDUSTRIES, INC.

NOTE 14--SEGMENT DATA (CONTINUED)
    Fiscal 1995 operating income includes non-recurring charges of $100 million related to the Lighting Products Operations. Fiscal 1997 operating income includes $2 million of equity earnings from the Company's investment in UPI. UPI is included in Other Industrial Products.

                                                                            (IN MILLIONS)
                                                                     FOR THE FISCAL YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
IDENTIFIABLE ASSETS AT SEPTEMBER 30
Consumer Group
  Housewares Products............................................  $     355  $     320  $     240
  Bath and Outdoor Products......................................        416        335        304
  Other Consumer Products........................................        382        358        369
                                                                   ---------  ---------  ---------
                                                                       1,153      1,013        913
                                                                   ---------  ---------  ---------
Industrial Group
  Lighting Products..............................................        282        281        270
  Other Industrial Products......................................        260        240        204
                                                                   ---------  ---------  ---------
                                                                         542        521        474
  Corporate......................................................        126        111        153
                                                                   ---------  ---------  ---------
  Total for continuing operations................................      1,821      1,645      1,540
  Net assets held for disposition................................         10        131        297
                                                                   ---------  ---------  ---------
TOTAL IDENTIFIABLE ASSETS........................................  $   1,831  $   1,776  $   1,837
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
DEPRECIATION AND GOODWILL AMORTIZATION
Consumer Group
  Housewares Products............................................  $      11  $       8  $       7
  Bath and Outdoor Products......................................          9          7          6
  Other Consumer Products........................................         16         15         14
                                                                   ---------  ---------  ---------
                                                                          36         30         27
                                                                   ---------  ---------  ---------
Industrial Group
  Lighting Products..............................................         10          9         13
  Other Industrial Products......................................         10         10          9
                                                                   ---------  ---------  ---------
                                                                          20         19         22
                                                                   ---------  ---------  ---------
TOTAL DEPRECIATION AND GOODWILL AMORTIZATION.....................  $      56  $      49  $      49
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
CAPITAL EXPENDITURES
Consumer Group
  Housewares Products............................................  $      12  $       9  $      11
  Bath and Outdoor Products......................................         18          8          4
  Other Consumer Products........................................         10         11         19
                                                                   ---------  ---------  ---------
                                                                          40         28         34
                                                                   ---------  ---------  ---------
Industrial Group
  Lighting Products..............................................         13         10          8
  Other Industrial Products......................................         12          7          8
                                                                   ---------  ---------  ---------
                                                                          25         17         16
  Corporate......................................................         11     --             11
                                                                   ---------  ---------  ---------
TOTAL CAPITAL EXPENDITURES.......................................  $      76  $      45  $      61
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                             U.S. INDUSTRIES, INC.

NOTE 15--GEOGRAPHIC AREAS--FINANCIAL DATA

    The following table presents certain data by geographic areas:

                                                                            (IN MILLIONS)
                                                                     FOR THE FISCAL YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
NET SALES
United States....................................................  $   2,017  $   1,789  $   1,702
Foreign..........................................................        265        222        194
OPERATING EARNINGS
United States....................................................  $     193  $     153  $      33
Foreign..........................................................         48         53         44
IDENTIFIABLE ASSETS
United States....................................................  $   1,598  $   1,564  $   1,645
Foreign..........................................................        233        212        192

    The Company's foreign operations are based predominantly in Europe and, to a lesser extent, in South America, Canada and Asia. United States export sales to customers throughout the world were $300 million, $272 million and $242 million for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial information for the fiscal years ended September 30, 1997 and 1996 is as follows (dollars in millions, except per share data):

                                                                      1997                                   1996
                                               --------------------------------------------------  ------------------------
QUARTER ENDED                                    DEC. 31     MARCH 31      JUNE 30     SEPT. 30      DEC. 31     MARCH 31
---------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
Net sales....................................   $     512    $     549    $     633    $     588    $     456    $     490
Gross profit.................................         165          170          193          189          152          159
Income from continuing operations............          21           24           34           34           13           15
Income before extraordinary loss.............          23          108           35           72           81           15
Net income...................................          21          108           35           72           56           15
Income from continuing operations per
  share......................................   $    0.28    $    0.33    $    0.45    $    0.45    $    0.16    $    0.19
Income before extraordinary loss per share...   $    0.30    $    1.43    $    0.46    $    0.97    $    1.00    $    0.20
Net income per share.........................   $    0.28    $    1.43    $    0.46    $    0.97    $    0.69    $    0.20


QUARTER ENDED                                    JUNE 30     SEPT. 30
---------------------------------------------  -----------  -----------
Net sales....................................   $     520    $     545
Gross profit.................................         157          180
Income from continuing operations............          20           34
Income before extraordinary loss.............          24           38
Net income...................................          24           38
Income from continuing operations per
  share......................................   $    0.24    $    0.43
Income before extraordinary loss per share...   $    0.31    $    0.48
Net income per share.........................   $    0.31    $    0.48

    Certain of the amounts above have been restated from the amounts previously reported in the Company's reports on Form 10-Q due to the disposal of businesses. See Notes 3, 4 and 5 regarding transactions that affect comparability of quarterly data.

                             U.S. INDUSTRIES, INC.

NOTE 17--SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    Separate consolidated financial statements of USIAH, the issuer of the Notes, are not presented as management has determined that they would not be material to the holders of the Notes. Summarized consolidated financial information of USIAH is as follows:

                                                                            (IN MILLIONS)
                                                                     FOR THE FISCAL YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Income Statement Data:
  Net Sales......................................................  $   2,282  $   2,011  $   1,896
  Gross Profit...................................................        717        648        607
  Income from continuing operations..............................        116         84        (63)
  Net income.....................................................        239        135        (88)

                                                                                (IN MILLIONS)
                                                                               AT SEPTEMBER 30,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Balance Sheet Data:
  Current assets...........................................................  $     933  $     953
  Non-current assets.......................................................        898        823
  Current liabilities......................................................        419        365
  Non-current liabilities..................................................        703        884

NOTE 18--SUBSEQUENT EVENTS (UNAUDITED)

    In October 1997, the Company purchased Siemens Lighting, a division of Siemens A.G., for $67 million. Siemens Lighting is a leading European manufacturer and marketer of standard and customized indoor and outdoor lighting products for commercial and industrial use. Siemens Lighting (renamed SiTeco Beleuchtungstechnik GmbH)operates manufacturing facilities in Germany, Austria and Slovenia.

    In November 1997, the Company sold the assets of Tommy Armour Golf to TearDrop Golf Company for $10 million cash, certain convertible preferred stock of TearDrop Golf, and one million shares of Common Stock of TearDrop Golf.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information included under the caption "Executive Officers" in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

    The information to be included under the caption "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the annual meeting of the Company's stockholders to be held on February 6, 1998 (the "Proxy Statement") is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A) Listing of Documents

    (1) FINANCIAL STATEMENTS. The Company's Consolidated (Combined) Financial Statements included in Item 8 hereof, as required at September 30, 1997, 1996 and 1995, and for the years ended September 30, 1997, 1996 and 1995, consist of the following:

    Consolidated (Combined) Statements of Operations

    Consolidated Balance Sheets

    Consolidated (Combined) Statements of Cash Flows

    Consolidated (Combined) Statements of Changes in Stockholders' Equity/Invested Capital

    Notes to Consolidated (Combined) Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULE. Financial Statement Schedule of the Company appended hereto, as required for the years ended September 30, 1997, 1996 and 1995, consists of the following:

        II. Valuation and Qualifying Accounts

    (3) MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS.

           --         Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
                      Hanson Industries and David H. Clarke (filed as Exhibit 10.9 to the Company's
                      Registration Statement on Form 10, dated April 21, 1995 (the "Form 10")).*
           --         First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995, between the Company and David H. Clarke (filed as Exhibit 10.19(b) to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995
                      (the "1995 10-K")).*
           --         Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
                      Hanson Industries and John G. Raos (filed as Exhibit 10.10 to the Form 10).*
           --         First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995, between the Company and John G. Raos (filed as Exhibit 10.20(b) to the
                      1995 10-K).*
           --         Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
                      Hanson Industries and John S. Oldford (filed as Exhibit 10.11 to the Form 10).*
           --         First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995, between the Company and John S. Oldford (filed as Exhibit 10.21(b) to the 1995 10-K).*
           --         Employment Agreement, dated May 1, 1995, among Hanson PLC, the Company, Hanson
                      Industries and John A. Mistretta (filed as Exhibit 10.23(a) to the 1995 10-K).*
           --         First Amendment, dated June 12, 1995, to the Employment Agreement, dated May 1,
                      1995, between the Company and John A. Mistretta (filed as Exhibit 10.23(b) to the
                      1995 10-K).*
           --         Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
                      Hanson Industries and George H. MacLean.
           --         First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995, between the Company and George H. MacLean.
           --         U. S. Industries, Inc. Amended Stock Option Plan.
           --         U. S. Industries, Inc. 1997 Restricted Stock Plan (annexed as Exhibit A to the
                      Company's definitive Proxy Statement on Schedule 14A filed on December 16,
                      1996).*
           --         U. S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the Form 10).*
           --         U. S. Industries, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the
                      Form 10).*
---------
*  Incorporated by reference

(B)        Reports on Form 8-K.

                      Not applicable.

(C)        Exhibits.
 3.1       --         Form of Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1,
                      1995
                      (the "Third Quarter 1994 10-Q")).*
           --         Form of Certificate of Designations of the Series A Junior Preferred Stock (filed as
                      Exhibit 2 to the "Third Quarter 1994 10-Q")).*
 3.2       --         Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Form
                      10).*
 4.1       --         Specimen form of certificate representing shares of Common Stock of the Company
                      (filed as Exhibit 4.1 to the Form 10).*
 4.2       --         Indenture, dated as of December 12, 1996, among USI American Holdings, Inc.
                      ("USIAH"), U.S. Industries, Inc. and PNC Bank National Association, as Trustee
                      (filed as Exhibit 4.1 to the Registration Statement No. 333-2083 on Form S-4 of
                      USIAH and the Company (the "Form S-4")).*
10.1       --         Subscription Agreement, dated May 31, 1995, between Hanson PLC and the Company
                      (filed as Exhibit 10.10 to the 1995 10-K).*
10.2       --         Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-
                      American Ltd., HM Holdings, Inc., Endicott Johnson Corporation, Kidde Industries,
                      Inc., HMB Holdings Inc., Kaiser Cement Corporation, Spartus Corporation, U.S.
                      Industries, Inc. and USI American Holdings, Inc. (Filed as Exhibit 10.14 to the
                      1995 10-K).*
10.3       --         Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-
                      American Ltd., Quantum Chemical Corporation, Endicott Johnson Corporation,
                      Spartus Corporation, U.S. Industries, Inc. and USI American Holdings, Inc. (Filed
                      as Exhibit 10.15 to the 1995 10-K).*
10.4 (a)   --         Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
                      Hanson Industries and David H. Clarke (filed as Exhibit 10.9 to the Form 10).*+
    (b)    --         First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995, between the Company and David H. Clarke (Filed as Exhibit 10.19(b) to
                      the 1995 10-K).*+
10.5 (a)   --         Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
                      Hanson Industries and John G. Raos (filed as Exhibit 10.10 to the Form 10).*+
    (b)    --         First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995 between John G. Raos and the Company (filed as Exhibit 10.20(b) to the
                      1995 10-K).*+
10.6 (a)   --         Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
                      Hanson Industries and John S. Oldford (filed as Exhibit 10.11 to the Form 10).*+
    (b)    --         First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995, between the Company and John S. Oldford (filed as Exhibit 10.21(b) to the 1995 10-K).*+
10.7 (a)   --         Employment Agreement, dated May 1, 1995, among Hanson PLC, the Company, Hanson
                      Industries and John A. Mistretta (filed as Exhibit 10.23(a) to the 1995 10-K).*+
    (b)    --         First Amendment, dated June 12, 1995, to the Employment Agreement, dated May 1,
                      1995, between the Company and John A. Mistretta (filed as Exhibit 10.23(b) to the
                      1995 10-K).*+
10.8 (a)   --         Employment Agreement, dated February 22, 1995, among Hanson PLC, the Company,
                      Hanson Industries and George H. MacLean+
    (b)    --         First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995, between the Company and George H. MacLean.+
10.9       --         U.S. Industries, Inc. Amended Stock Option Plan+

10.10      --         U.S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the
                      Form 10).*+
10.11      --         U. S. Industries, Inc. 1997 Restricted Stock Plan (annexed as Exhibit A to the
                      Company's definitive Proxy Statement on Schedule 14A filed on December 16,
                      1996).*
10.12      --         U.S. Industries, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the
                      Form 10).*+
10.13(a)   --         Credit Agreement, dated December 12, 1996 (the "Credit Agreement"), among USIAH,
                      USI Funding, Inc., U.S. Industries, Inc. and Bank of America National Trust and
                      Savings Association, as Agent, and BA Securities, Inc., as Arranger (filed as
                      Exhibit 10.1 to the Form S-4).*
    (b)    --         First Amendment to the Credit Agreement, dated December 16, 1996 (filed as
                      Exhibit 10.16(d) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1996).*
21.1       --         Subsidiaries of the Company.
23.1       --         Consent of Ernst & Young LLP
23.2       --         Consent of Price Waterhouse LLP
27.1       --         Financial Data Schedule

------------------------

*   Incorporated by reference

+ Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

(D) Financial Statement Schedules

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                U.S. INDUSTRIES, INC.

                                By:             /s/ DAVID H. CLARKE
                                     -----------------------------------------
                                                  David H. Clarke
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

November 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

                      SIGNATURE                                                   TITLE
------------------------------------------------------  ---------------------------------------------------------
                 /s/ DAVID H. CLARKE                    Chairman of the Board and Chief Executive Officer
     -------------------------------------------          (Principal Executive Officer)
                   David H. Clarke

                   /s/ JOHN G. RAOS                     Director, President and Chief Operating Officer
     -------------------------------------------
                     John G. Raos

                 /s/ FRANK R. REILLY                    Director, Senior Vice President and Chief Financial
     -------------------------------------------          Officer (Principal Financial Officer)
                   Frank R. Reilly

                 /s/ BRIAN C. BEAZER                    Director
     -------------------------------------------
                   Brian C. Beazer

               /s/ JOHN J. MCATEE, JR.                  Director
     -------------------------------------------
                 John J. McAtee, Jr.

           /s/ THE HON. CHARLES H. PRICE II             Director
     -------------------------------------------
             The Hon. Charles H. Price II

                /s/ SIR HARRY SOLOMON                   Director
     -------------------------------------------
                  Sir Harry Solomon

                /s/ ROYALL VICTOR III                   Director
     -------------------------------------------
                  Royall Victor III

               /s/ MARK VORDER BRUEGGE                  Director
     -------------------------------------------
                 Mark Vorder Bruegge

                  /s/ JAMES O'LEARY                     Vice President--Corporate Controller (Principal
     -------------------------------------------          Accounting Officer)
                    James O'Leary

                                                                     SCHEDULE II

                             U.S. INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                                                                              COLUMN C
                                                                             ADDITIONS
                                                  COLUMN B      ------------------------------------
                                                 BALANCE AT        CHARGED TO         CHARGED TO
                  COLUMN A                      BEGINNING OF          COSTS              OTHER          COLUMN D
                 DESCRIPTION                       PERIOD         AND EXPENSES         ACCOUNTS        DEDUCTIONS
---------------------------------------------  ---------------  -----------------  -----------------  -------------
Year ended September 30, 1995
Deducted from asset accounts:
  Allowance for doubtful accounts............     $      28         $      10                           $     (6)(1)
Year ended September 30, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts............     $      32         $       4
Year ended September 30, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts............     $      36         $       1                           $     (2)


                                                   COLUMN E
                  COLUMN A                        BALANCE AT
                 DESCRIPTION                     END OF PERIOD
---------------------------------------------  -----------------
Year ended September 30, 1995
Deducted from asset accounts:
  Allowance for doubtful accounts............      $      32
Year ended September 30, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts............      $      36
Year ended September 30, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts............      $      35

------------------------

(1) Uncollectible accounts written off, net of recoveries.