Form 10-Q
period 1998-01-03
US INDUSTRIES INC
filed 1998-02-13
CIK 944302

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 3, 1998
OR

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

As of February 5, 1998, U.S. Industries, Inc. had one class of common stock, of which 76,976,170 shares were outstanding.

                              U.S. INDUSTRIES, INC.

                                      INDEX

                                                                           Page
                                                                            No.

PART I.    FINANCIAL INFORMATION

        Item 1.   Financial Statements (unaudited)

                  Consolidated Statements of Operations
                  for the Three Months Ended December 31, 1997 and 1996...  1

                  Consolidated Balance Sheets, December 31, 1997
                  and September 30, 1997..................................  2

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended December 31, 1997 and 1996...  3

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the Three Months Ended December 31, 1997.....  4

                  Notes to Consolidated Financial Statements..............  5

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  8

PART II.        OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K ....................... 12

SIGNATURE  ............................................................... 13

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                      ------------
                                                                    1997        1996
                                                                    ----        ----
Net sales                                                       $      596 $      512
Operating costs and expenses:
     Cost of products sold                                             410        347
     Selling, general and administrative expenses                      136        115
                                                                   -------    -------
Operating income                                                        50         50

Interest expense                                                        11         12
Interest income                                                        (1)        (1)
Other (income) expense, net                                            (1)          1
                                                                   -------    -------
Income before income taxes, discontinued operations and
  extraordinary loss                                                    41         38
Provision for income taxes                                              17         17
                                                                   -------    -------
     Income from continuing operations                                  24         21
Discontinued operations:
     Income from operations of discontinued operations
              (net of income tax of $- and $1)                           -          1
     Gain on disposal of discontinued operations
          (net of income tax of $- and $1)                               -          1
                                                                   -------    -------
     Income from discontinued operations                                 -          2
                                                                   -------    -------

Income before extraordinary loss                                        24         23

Extraordinary loss (net of income tax benefit of $- and $1)              -        (2)

                                                                   -------    -------

Net income                                                      $       24 $       21
                                                                   =======    =======

Earnings per basic and diluted common share:
     Income from continuing operations                          $     0.32 $     0.27
     Income from discontinued operations                                 -       0.03
     Extraordinary loss                                                  -     (0.02)
                                                                   -------    -------
     Net income                                                 $     0.32 $     0.28
                                                                   =======    =======

     Weighted average shares outstanding, basic                       75.6       76.3
                                                                   =======    =======

     Weighted average shares outstanding, diluted                     76.0       76.6
                                                                   =======    =======

     Cash dividend declared per share                           $     0.05 $        -
                                                                   =======    =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)

                                                        December 31,       September 30,
                                                            1997                1997
                                                            ----                ----
                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                          $           50      $          56
   Trade receivables, net                                        398                388
   Inventories                                                   474                401
   Deferred income taxes                                          49                 51
   Other current assets                                           41                 37
                                                      --------------      -------------
      Total current assets                                     1,012                933

Property, plant and equipment, net                               430                343
Deferred income taxes                                              4                  6
Other assets                                                     138                126
Goodwill, net                                                    482                423
                                                      --------------      -------------

                                                      $        2,066         $    1,831
                                                      ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                      $            6      $           4
   Current maturities of long-term debt                            2                  1
   Trade accounts payable                                        157                156
   Accrued expenses and other liabilities                        217                190
   Income taxes payable                                           42                 72
                                                      --------------      -------------

      Total current liabilities                                  424                423

Long-term debt                                                   674                551
Other liabilities                                                170                152
                                                      --------------      -------------


      Total liabilities                                        1,268              1,126
                                                      --------------      -------------


Commitments and contingencies

Stockholders' equity:
   Common stock (par value $.01 per share),
   authorized 300,000,000 shares; issued
   84,542,082 and 80,856,562, respectively;
   outstanding 77,641,519 and 74,592,615,
   respectively                                                    1                  1
   Paid in capital                                               664                568
   Retained earnings                                             281                261
   Unearned restricted stock                                    (15)               (16)
   Other equity                                                  (8)                (3)
   Treasury stock (6,900,563 and 6,263,947
   shares, respectively) at cost                               (125)              (106)
                                                      --------------      -------------
      Total stockholders' equity                                 798                705
                                                      --------------      -------------

                                                      $        2,066       $      1,831
                                                      ===============     =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            U.S. INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN MILLIONS-UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                                 ------------
                                                               1997        1996
                                                               ----        ----
OPERATING ACTIVITIES:
  Income from continuing operations                          $     24    $     21
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating
    activities of continuing operations:
     Depreciation and amortization                                 20          13
     Provision for doubtful accounts                                1           2
     Gain on sale of excess real estate                           (3)         (1)
  Changes in operating assets and liabilities,
    excluding the effects of acquisitions and
    dispositions:
     Decrease in trade receivables                                 41          39
     Increase in inventories                                     (22)        (10)
     Increase in other current assets                             (6)         (5)
     Increase in other non-current assets                         (2)        (13)
     Decrease in trade accounts payable                          (25)        (35)
     (Decrease) increase in income taxes payable                  (3)           8
     Decrease in accrued expenses and other liabilities          (25)        (14)
     Increase in other non-current liabilities                      1           2
     Other, net                                                   (1)           -
                                                           ----------   ---------
  NET CASH PROVIDED BY OPERATING
    ACTIVITIES OF CONTINUING OPERATIONS                             -           7
                                                           ----------   ---------

  Income from discontinued operations                               -           2
  Adjustments to reconcile income from discontinued
    operations to net cash used in discontinued operations:
     Gain on disposal of net assets held for disposition            -         (1)
     Net cash used by net assets held for disposition            (28)        (17)
                                                           ----------   ---------

  NET CASH USED IN OPERATING ACTIVITIES
    OF DISCONTINUED OPERATIONS                                   (28)        (16)
                                                           ----------   ---------

  NET CASH USED IN OPERATING ACTIVITIES                          (28)         (9)
                                                           ----------   ---------


INVESTING ACTIVITIES:
     Proceeds from sale of net assets held for disposition         10          21
     Proceeds from collection of notes receivable                   3           -
     Proceeds from sale of property, plant and equipment            1           1
     Acquisition of companies, net of cash acquired              (34)           -
     Purchases of property, plant and equipment                  (22)        (20)
     Proceeds from real estate transactions                         6           3
     Purchase of investments                                      (1)          -
                                                           ----------   ---------
  NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES            (37)           5
                                                           ----------   ---------


FINANCING ACTIVITIES:
     Proceeds from long-term debt                                 332         878
     Repayment of long-term debt                                (242)       (854)
     (Repayment of) proceeds from notes payable, net              (4)           2
     Payment of dividends                                         (4)           -
     Purchase of treasury stock                                  (20)        (25)
                                                           ----------   ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                        62           1
                                                           ----------   ---------

     Effect of exchange rate changes on cash                      (3)           -

DECREASE IN CASH AND CASH EQUIVALENTS                             (6)         (3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   56          45
                                                           ----------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $      50   $      42
                                                           ==========   =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                         (IN MILLIONS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                             Unearned                                     Total
                                   Common        Paid in       Retained     Restricted       Other        Treasury    Stockholders'
                                    Stock        Capital       Earnings        Stock         Equity         Stock         Equity
                                    -----        -------       --------        -----         ------         -----         ------
Balance at September 30, 1997      $   1         $   568        $   261        $  (16)       $   (3)      $  (106)      $   705

Net income                                                           24                                                      24

Cash dividend declared ($0.05
per share)                                                          (4)                                                     (4)

Amortization of unearned
restricted stock                                                                     2                                        2

Purchase of 687,900 shares of
common stock                                                                                                  (20)         (20)

Forfeiture of 34,500 shares of
unearned restricted stock                              -                             -                           -            -

Treasury stock issued (85,784
shares) to employees,
directors and upon exercise of                                                     (1)                           1            -
options

Common stock issued (3,685,520
shares) for acquisition                -              96                                                                     96

Translation adjustment                                                                           (5)                        (5)
                                 -------        --------      ---------      ---------     ---------     ---------     --------
Balance at December 31, 1997       $   1         $   664        $   281        $  (15)       $   (8)      $  (125)      $   798
                                 -------        ========      =========      =========     =========     =========     ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 1 - BASIS OF PRESENTATION

U.S. Industries, Inc. (the "Company") is a diversified manufacturer of consumer and industrial products. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three months ended December 31, 1997 and 1996 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of those for the full fiscal year ending October 3, 1998. For further information, refer to the Consolidated (Combined) Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997.

The Company's fiscal year ends on the Saturday nearest to September 30. All three month data contained herein reflect results of operations for the 14-week period and 13-week period ended on the Saturday closest to December 31, 1997 and 1996, respectively, but are presented as of such date for convenience.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                              (in millions)
                                     December 31,        September 30,
                                         1997                1997
                                         ----                ----
                                     (unaudited)

Finished products                 $            219     $            188
Work-in process                                102                   96
Raw materials                                  153                  117
                                  ----------------     ----------------
Inventories, net                  $            474     $            401
                                  ================     ================

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:


                                            (in millions)
                                   December 31,       September 30,
                                      1997                 1997
                                   (unaudited)

7.25% Senior Notes, net         $           123     $           123
Revolving credit facility                   350                 350
Other long-term debt                        203                  79
                                   ------------        ------------
                                            676                 552
Less current maturities                       2                   1
                                   ------------        ------------
Long-term debt                  $           674     $           551
                                   ============        ============


At December 31, 1997 the Company has short-term debt of $64 million denominated in German Marks and $49 million denominated in British Pounds. These borrowings have been designated as hedges of the Company's net investments in SiTeco and Spear & Jackson, acquisitions made during the first quarter of fiscal 1998 (see
Note 5). The Company expects to refinance this debt on a long-term basis during the second quarter of fiscal 1998 and, accordingly, this amount has been classified as other long-term debt. Other long-term debt also includes $64 million of notes payable maturing within one year which the Company expects to repay using borrowings under its revolving credit facility.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

At December 31, 1997, the Company had accrued $19 million for known environmental related matters. The Company believes that the range of liability for such matters is between $6 million and $21 million. The increase in the accrual and the range of liability, when compared to the fiscal year ended September 27, 1997, is due to an evaluation of exposures related to recent acquisitions. (See Note 5).

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

NOTE 5 - ACQUISITIONS

In October 1997, the Company purchased Siemens Lighting, a division of Siemens A.G., for $67 million in cash. Siemens Lighting is a leading European manufacturer and marketer of standard and customized indoor and outdoor lighting products for commercial and industrial use. Siemens Lighting (renamed SiTeco Beleuchtungstechnik GmbH, "SiTeco") operates manufacturing facilities in Germany, Austria and Slovenia.

In December 1997, the Company purchased Spear & Jackson plc ("Spear & Jackson") for $11 million in cash and $96 million in the Company's Common Stock, resulting in preliminary goodwill of approximately $65 million. Spear & Jackson, headquartered in Sheffield, England, is a manufacturer and distributor of a diverse line of hand tools, lawn and garden tools, saws, cutting and industrial tools. Spear & Jackson operates manufacturing facilities in England and France and distribution facilities in the United States, Australia and New Zealand. The purchase price is subject to additional cash contingently payable at the end of a 30-month period based upon a combination of certain performance criteria and the market value of the Company's stock.

These transactions have been accounted for as purchases and their results are included in the financial statements from the respective dates of acquisition. The allocation of purchase price is preliminary and subject to adjustment upon receipt of final valuation information and management's final estimates as to the fair value of the respective assets acquired and liabilities assumed.

NOTE 6 - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Summarized consolidated financial information of USI American Holdings, Inc. ("USIAH"), the issuer of the 7.25% Senior Notes, is as follows:


                                        (in millions - unaudited)
                                           Three Months Ended
                                               December 31,
                                               ------------
                                           1997           1996
                                           ----           ----
Income Statement Data:
     Net sales                          $    596       $    512
     Gross profit                            186            165
     Income from continuing operations        25             22
     Net income                               25             22





                                            (in millions)
                                     December 31,   September 30,
                                        1997            1997
                                        ----            ----
                                    (unaudited)
Balance Sheet Data:
     Current assets                 $    1,012     $      933
     Non-current assets                  1,054            898
     Current liabilities                   420            419
     Non-current liabilities               844            703


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


RESULTS OF OPERATIONS

                                                               (IN MILLIONS)
                                                             THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              1997        1996
                                                              ----        ----
NET SALES
   Consumer Group
     Housewares Products .............................  $       108  $       111
     Bath and Outdoor Products........................           83           68
     Other Consumer Products..........................          105          114
                                                          ----------  ----------
                                                                296          293
   Industrial Group
     Lighting Products................................          189          131
     Other Industrial Products........................          111           88
                                                          ----------  ----------
                                                                300          219

       TOTAL NET SALES................................ $        596  $       512
                                                          ==========  ==========

OPERATING INCOME
  Consumer Group
     Housewares Products.............................. $         16  $        21
     Bath and Outdoor Products........................            3            6
     Other Consumer Products..........................           15           11
                                                          ----------  ----------
                                                                 34           38
                                                          ----------  ----------

  Industrial Group
     Lighting Products................................           12           10
     Other Industrial Products........................           11            9
                                                          ----------  ----------

                                                                 23           19
                                                          ----------  ----------

  Corporate expenses.................................            (7)         (7)
                                                          ----------  ----------

        TOTAL OPERATING INCOME........................ $         50  $        50
                                                          ==========  ==========


DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in the following Management's Discussion or elsewhere in this Quarterly Report are, or may deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of the control of the Company, such as interest rates, consumer spending patterns, availability of consumer credit, levels of residential and commercial construction, levels of automotive production and changes in raw material costs, along with the other factors noted in this Quarterly Report and the Company's Annual Report on Form 10-K for fiscal 1997 with respect to the Company's businesses.

THREE MONTHS ENDED DECEMBER 31, 1997
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

INTRODUCTION

The Company had sales of $596 million and operating income of $50 million for the quarter ended December 31, 1997. Sales increased $84 million (16.4%) while operating income was comparable to the first quarter of fiscal 1997.

CONSUMER GROUP

The Consumer Group had sales of $296 million and operating income of $34 million for the quarter ended December 31, 1997, an increase of $3 million (1.0%) and a decrease of $4 million (10.5%), respectively, over the first quarter of fiscal 1997.

The Housewares Operations had sales of $108 million and operating income of $16 million for the quarter ended December 31, 1997, decreases of $3 million (2.7%) and $5 million (23.8%), respectively, from the first quarter of fiscal 1997. The decrease in sales was primarily due to reduced sales of ladders and vacuum cleaning systems which was offset in large part by the first-time inclusion of Spear & Jackson, acquired in December 1997. Sales of winter tools were lower due to mild winter weather conditions. Operating profits were lower due to reduced contributions from ladder operations, the winter tool line and vacuum cleaning systems, partially offset by the contribution from Spear & Jackson. Revenue and operating income from high margin vacuum cleaning systems sales declined due to lower sales in the United States and certain foreign markets, particularly Poland, the Czech Republic, Austria, and Turkey.

The Bath and Outdoor Products Operations had sales of $83 million and operating income of $3 million for the quarter ended December 31, 1997, an increase of $15 million (22.1%) and a decrease of $3 million (50.0%), respectively, from the first quarter of fiscal 1997. The increase in sales was due to the first-time inclusion of outdoor casual furniture sales and higher sales of bath products. Operating profits from bath and outdoor products declined due to the first-time inclusion of seasonal operating losses in outdoor furniture operations. Domestic bath operations recorded a significant increase in sales and profits while foreign operations recorded slightly higher sales and lower profits due to weakness in the Brazilian, Italian and Asian markets.

The Other Consumer Operations had sales of $105 million and operating income of $15 million for the quarter ended December 31, 1997, representing a decrease of $9 million (7.9%) and an increase of $4 million (36.4%), respectively, from the first quarter of fiscal 1997. The decrease in sales was primarily due to lower sales of toys and, to a lesser extent, footwear. The increase in operating income was due to improved margins in toy and textile operations and the impact of a favorable settlement of certain environmental claims in footwear operations. The improved margins at toy operations resulted from lower obsolescence and markdown exposures and reduced advertising expenditures associated with the exit from the promotional toy business.

INDUSTRIAL GROUP

The Industrial Group had sales of $300 million and operating income of $23 million for the quarter ended December 31, 1997, increases of $81 million (37.0%) and $4 million (21.1%), respectively, from the first quarter of fiscal 1997.

The Lighting Products Operations had sales of $189 million and operating income of $12 million for the quarter ended December 31, 1997, increases of $58 million (44.3%) and $2 million (20.0%), respectively, over the first quarter of fiscal 1997. The increase in sales and operating profits was due to the October 1997 acquisition of SiTeco, formerly Siemens Lighting, and the strength of specialty and architectural outdoor lighting.

The Other Industrial Products Operations had sales of $111 million and operating income of $11 million for the quarter ended December 31, 1997, increases of $23 million (26.1%) and $2 million (22.2%), respectively, from the first quarter of fiscal 1997. The increase in sales was primarily due to strong sales of automotive leather. The increase in operating profits was due to the contributions from fabricated metal automotive parts, electronic leadframes, aircraft bearing refurbishment and increased equity earnings from an investment. These contributions offset lower profits from automotive leather sales and plastic automotive parts operations. Lower profits from automotive leather sales were a result of reduced yields, and lower scrap and hide prices.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

For the quarter ended December 31, 1997, the Company recorded no income from discontinued operations. In the comparable period of the prior year, the Company reported income from discontinued operations of $2 million, net of tax, consisting of a gain on disposal of $1 million and income from discontinued operations of $1 million. The gain on disposal resulted from the sale of the assets of Tubular Textile Machinery (Tube-Tex). The income from discontinued operations consisted of Tube-Tex, QPF, Inc., SCM Metal Products, Inc. and the Armour Golf operations (Tommy Armour Golf and Odyssey Golf). The sales of Tube-Tex, QPF, Inc., SCM Metal Products, Inc. and Odyssey Golf were completed in fiscal 1997. The sale of substantially all of the remaining assets of Tommy Armour Golf was completed in November 1997.

In conjunction with the repayment of all outstanding indebtedness under a prior credit agreement, during the first quarter of fiscal 1997, a net-of-tax, non-cash, extraordinary charge of $2 million was incurred to write off unamortized deferred financing costs and for previously deferred losses associated with interest rate protection agreements.

INTEREST AND TAXES

Interest expense was $11 million for the quarter ended December 31, 1997, a $1 million (8.3%) decrease from the comparable period of fiscal 1997. Interest income was $1 million for the quarter ended December 31, 1997, which is unchanged from the comparable period of fiscal 1997.

The provision for income taxes on continuing operations was $17 million for the quarter ended December 31, 1997, on pre-tax income of $41 million (a 41.5% effective tax rate) as compared to a $17 million provision on pre-tax income of $38 million (a 44.7% effective tax rate) in the comparable period of fiscal 1997. The decrease in the effective tax rate is attributable to the increased utilization of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facility.

Cash from operating activities was $7 million less than the comparable period of the prior fiscal year. The current quarter was impacted by the first-time inclusion of seasonal working capital requirements of SunLite Casual Furniture.

Cash used in discontinued operations in the first quarter of fiscal 1998 primarily consists of tax payments in connection with the sale of certain discontinued operations.

Investing activities used net cash of $37 million in the three months ended December 31, 1997 compared to cash provided by investing activities of $5 million for the comparable period of fiscal 1997. The three months ended December 31, 1997 included net cash used for the acquisitions of SiTeco and Spear & Jackson of $34 million and capital expenditures of $22 million, partially offset by the cash proceeds from the sale of Tommy Armour Golf of $10 million and proceeds from real estate transactions of $6 million. The prior year included proceeds of $21 million from the sale of net assets held for disposition, which resulted in an after tax gain of $1 million, and $4 million from real estate transactions and the sales of property plant and equipment, partially offset by capital expenditures of $20 million.

Financing activities provided net cash of $62 million in the three months ended December 31, 1997 compared to $1 million for the comparable period of fiscal 1997. The current period included proceeds from long-term debt in excess of repayments of $90 million, primarily used to finance acquisitions, the purchase of $20 million of the Company's common stock for treasury and dividend payments of $4 million. The prior period included net proceeds under long-term debt in excess of repayments of $24 million and the purchase of $25 million in treasury stock.

At December 31, 1997 the Company has short-term debt of $64 million denominated in German Marks and $49 million denominated in British Pounds. These borrowings have been designated as hedges of the Company's net investments in SiTeco and Spear & Jackson, acquisitions made during the first quarter of fiscal 1998. The Company expects to refinance this debt on a long-term basis during the second quarter of fiscal 1998 and, accordingly, this amount has been classified as other long-term debt. Other long-term debt also includes $64 million of notes payable maturing within one year which the Company expects to repay using borrowings under its revolving credit facility.

OUTLOOK

The Company believes that, although the domestic economy remains strong, certain operations are encountering difficult market conditions due to unseasonable winter weather conditions and uncertain international market conditions. These circumstances are expected to continue during the second quarter. The Company continues to believe that full-year earnings per share from continuing operations will be within the current range of analysts' estimates of $1.70 to $1.80 per share.

PART II.    OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              27  Financial Data Schedule

       (b)    Form 8-K dated December 3, 1997

                  The Company filed a Current Report on Form 8-K dated December 3, 1997, responsive to Item 9 of such Form, related to the issuance of 3.68 million shares of the Company's common stock as partial consideration for the acquisition of Spear & Jackson plc. The shares were issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, including, without limitation, Regulation S thereunder. No financial statements were filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        U.S. INDUSTRIES, INC.
Date:  February 13, 1998
                                        /s/ Frank R. Reilly
                                        ---------------------------------
                                        Frank R. Reilly
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
-------

  27          Financial Data Schedule