Form 10-K/A
period 1997-09-27
US INDUSTRIES INC
filed 1998-05-11
CIK 944302

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                               AMENDMENT NO. 1 TO
                                   FORM 10-K


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


      ITEM                                                                                                            PAGE
-----------                                                                                                           -----

                                                            PART I

             Disclosure Concerning Forward-Looking Statements....................................................           3

        1.   Business............................................................................................           3

        2.   Properties..........................................................................................          13

        3.   Legal Proceedings...................................................................................          13

        4.   Submission of Matters to a Vote of Security Holders.................................................          13

                                                           PART II

        5.   Market for Registrant's Common Equity and Related Shareholder Matters...............................          14

        6.   Selected Financial Data.............................................................................          15

        7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............          16

        8.   Financial Statements and Supplementary Data.........................................................          25

        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................          55

                                                           PART III

       10.   Directors and Executive Officers of the Registrant..................................................          55

       11.   Executive Compensation..............................................................................          55

       12.   Security Ownership of Certain Beneficial Owners and Management......................................          55

       13.   Certain Relationships and Related Transactions......................................................          55

                                                           PART IV

       14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K......................................          56

             Signatures..........................................................................................          59

                                                FINANCIAL STATEMENT SCHEDULES

             U.S. Industries, Inc. Valuation and Qualifying Accounts.............................................          60

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


    Certain present and former operating sites, or portions thereof, currently or previously owned and/or leased by current or former operating units of the Company are the subject of investigations, monitoring or remediation under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "superfund"), the federal Resource Conservation and Recovery Act or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to implementation of the clean-up or remediation of sites. No information currently available reasonably suggests that projected expenditures associated with these proceedings, whether for any single site or for those in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.



    A number of present and former operating units of the Company have been named as Potentially Responsible Parties ("PRPs") at 15 Superfund sites under CERCLA or comparable state statutes in a number of federal and state proceedings. In each of these matters the operating unit of the Company is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner. Under CERCLA and other similar statutes, any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean-up, remediation and response costs required for such site in the event the site is not properly closed by its owner or operator, irrespective of the amount of waste which the generator sent to the site. No information currently available reasonably suggests that projected expenditures associated with these proceedings, whether for any single site or for those in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.


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


    The Company's subsidiaries have made capital and maintenance expenditures over time to comply with zoning, water, air and solid and hazardous waste regulations. While the amount of expenditures in future years will depend on legal and technological developments which cannot be predicted at this time, these expenditures may progressively increase if regulations become more stringent. Future costs for compliance cannot be predicted with precision and there can be no certainty with respect to any costs the Company may be forced to incur in connection with historical on-site or off-site waste disposal. No information currently available reasonably suggests that these expenditures will have a material adverse effect on the Company's financial condition, results of operations or cash flow. Laws and regulations protecting the environment may in certain circumstances impose "strict liability", rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.


    At September 30, 1997, the Company had accrued approximately $15 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability which is reasonable for such matters is between approximately $5 million and $17 million. Management believes that the amount reserved will be paid out over the periods of remediation for the applicable sites which range up to 30 years and that all such reserves are adequate based on current data. The Company cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions, particularly with respect to environmental standards, will require material capital expenditures; however, based on current information available to the Company, it is anticipated that any such expenditures, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


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


    GAIN ON SALE OF SUBSIDIARY STOCK



    In January 1997, an initial public offering of 25% of the shares of Jade Technologies Singapore Ltd. ("Jade"), a manufacturer of leadframes for the electronics industry, was completed. Jade sold 8,000,000 shares at approximately $.53 per share, generating cash proceeds of approximately $4 million. The Company recorded a gain of approximately $1 million ($700,000 after provision for deferred income taxes) in connection with the sale. Immediately after the transaction, the Company owned approximately 75% of the outstanding shares of Jade. The Company does not contemplate any significant repurchases of shares within one year from the transaction or thereafter.

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


    Net cash provided by operating activities was $56 million for fiscal 1997 compared to $137 million for fiscal 1996. Of these amounts, $94 million and $119 million, respectively, were provided by continuing operations. The decrease in cash provided by continuing operations is primarily attributable to increased tax payments, which were $92 million and $62 million in 1997 and 1996, respectively, and increased working capital requirements. Discontinued operations used $38 million and provided $18 million, respectively. The use of cash from discontinued operations in fiscal 1997 is primarily attributable to the increased working capital requirements of the Company's golf operations prior to its sale.


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


ENVIRONMENTAL MATTERS



    The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 36 sites. In addition, the Company has been named as a potentially responsible party ("PRP") at 15 "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes.



    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of contamination and the nature of required remedial actions. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. Management expects that the amount reserved will be paid out over the periods of remediation for the applicable sites which range up to 30 years and that all such reserves are adequate based on all current data. Each of the sites in question is at various stages of investigation or remediation; however, no information currently available suggests that projected expenditures associated with remedial action or compliance with environmental laws for any single site or for all sites in the aggregate will have a material adverse affect on the Company's financial condition, results of operations or cash flows.



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

/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP
Morristown, New Jersey
November 14, 1997

                             U.S. INDUSTRIES, INC.

                CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS

                      (IN MILLIONS EXCEPT PER SHARE DATA)


                                                                                         FOR THE FISCAL YEARS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Net sales............................................................................  $   2,282  $   2,011  $   1,896
Operating costs and expenses:
  Cost of products sold..............................................................      1,565      1,363      1,289
  Selling, general and administrative expenses.......................................        476        442        430
  Goodwill impairment and non-recurring charges......................................     --         --            100
                                                                                       ---------  ---------  ---------
    Operating income.................................................................        241        206         77
Interest expense.....................................................................         46         60        101
Interest income......................................................................         (4)        (8)        (8)
Gain on sale of subsidiary shares....................................................          1     --         --
Other expense, net...................................................................     --              3          6
                                                                                       ---------  ---------  ---------
Income (loss) before income taxes, discontinued operations and extraordinary loss....        198        151        (22)
Provision for income taxes...........................................................         85         69         42
                                                                                       ---------  ---------  ---------
  Income (loss) from continuing operations...........................................        113         82        (64)
                                                                                       ---------  ---------  ---------
Discontinued operations:
  Income from operations of discontinued operations (net of income taxes of $2, $8
    and $24, respectively)...........................................................          4         10         18
  Gain (loss) on disposals of discontinued operations (net of income taxes of $71, $9
    and $3)..........................................................................        121         66        (43)
                                                                                       ---------  ---------  ---------
  Income (loss) from discontinued operations.........................................        125         76        (25)
                                                                                       ---------  ---------  ---------
Income (loss) before extraordinary loss..............................................        238        158        (89)
Extraordinary loss from early extinguishment of debt (net of income tax benefits of
  $1 and $16)........................................................................         (2)       (25)    --
                                                                                       ---------  ---------  ---------
Net income (loss)....................................................................  $     236  $     133  $     (89)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Basic Earnings Per Share:
  Income from continuing operations..................................................  $    1.55  $    1.09
  Income from discontinued operations................................................       1.72       1.00
  Extraordinary loss.................................................................      (0.03)     (0.33)
                                                                                       ---------  ---------
  Net income.........................................................................  $    3.24  $    1.76
                                                                                       ---------  ---------
                                                                                       ---------  ---------
Diluted Earnings Per Share:
  Income from continuing operations..................................................  $    1.50  $    1.06
  Income from discontinued operations................................................       1.65       0.98
  Extraordinary loss.................................................................      (0.03)     (0.32)
                                                                                       ---------  ---------
  Net income.........................................................................  $    3.12  $    1.72
                                                                                       ---------  ---------
                                                                                       ---------  ---------


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


    In January 1997, an initial public offering of 25% of the shares of the Company's wholly-owned subsidiary Jade Technologies Singapore Ltd ("Jade"), a manufacturer of leadframes for the electronics industry, was completed. Jade sold 8,000,000 shares at approximately $.53 per share, generating cash proceeds of approximately $4 million. The Company recorded a gain of approximately $1 million ($700,000 after provision for deferred income taxes) in connection with the sale. Immediately after the transaction, the Company owned approximately 75% of the outstanding shares of Jade.


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


    OTHER ASSETS: Excess properties held for sale primarily consist of land and buildings no longer used in operations which are included in other assets and carried at the lower of cost or fair value less costs to sell. The carrying value of such properties was $44 million and $51 million as of September 30, 1997 and 1996, respectively. The income (loss), net, from excess properties of $1 million, ($1) million and ($5) million in fiscal 1997, 1996 and 1995, respectively, is included in other expense, net and includes net gains on the sale of these properties, adjustments to fair value and the carrying costs incurred in the period. The Company expects to complete the disposal of the remaining properties within 24 months.


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

    FOREIGN CURRENCY TRANSLATION AND OPTIONS: The functional currency of each of the Company's foreign operations is the local currency with the exception of operations in Brazil which have historically

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
operated in a hyperinflationary economy. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period. Except for companies operating in hyperinflationary economies, translation gains and losses are reported as a component of Stockholders' Equity. Losses resulting from foreign currency transactions and the translation of the financial statements of companies operating in highly inflationary economies are included in Other expense, net and aggregated $1 million, $1 million and $2 million for fiscal 1997, 1996, and 1995, respectively.


    To protect the U.S. dollar value of its anticipated profits denominated in foreign currencies, from time to time, the Company purchases foreign currency option contracts. The contracts are purchased and settled in U.S. dollars and marked to market at the end of each period and any resulting gain or loss is recognized immediately in income.


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


    The Company uses interest rate protection agreements to hedge the risk on a portion of its floating rate borrowings. Under the terms of these agreements, the Company makes payments to counterparties at fixed rates and in return receives payments at variable rates based on LIBOR. The interest differential paid or received is recognized as a component of interest expense. Gains and losses from the disposition of hedge agreements are deferred and amortized over the term of the underlying debt. Gains and losses on interest rate protection agreements in which the underlying debt has been terminated are written off in conjunction with the termination. At September 30, 1997, the Company had several such agreements covering various periods. The notional amount of these agreements do not exceed $300 million for any

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
future period. The Company would have been required to pay approximately $3 million and $4 million to settle all outstanding agreements based upon their fair value as of September 30, 1997 and 1996, respectively. These fair values are based upon estimates received from financial institutions.

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


    SALE OF STOCK BY A SUBSIDIARY: The Company will record a gain on the sale of stock of subsidiaries as long as at the time of sale, the Company does not contemplate subsequent capital transactions that would raise concerns regarding the likelihood of realizing those gains or if the subsidiaries' ability to continue in existence is questionable. Deferred taxes are provided at the time of sale.



    In January 1997, an initial public offering of approximately 25% of Jade was completed. Jade sold 8,000,000 shares at approximately $.53 per share, generating cash proceeds of approximately $4 million. The Company recorded a gain of approximately $1 million ($700,000 after provision for deferred income taxes) in connection with the sale. Immediately after the transaction, the Company owned approximately 75% of the outstanding shares of Jade.



    EARNINGS PER SHARE: Fiscal 1995 earnings per share information is not presented as such information is not indicative of the Company's continuing capital structure.



    In February 1997, the FASB issued Statement No. 128 ("SFAS 128"), "Earnings Per Share" which was adopted on December 31, 1997. The Company has restated all prior periods. The adoption of SFAS 128 did not have a material impact on the earnings per share information previously presented.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:


                                                                                    INCOME FROM
                                                                                    CONTINUING                   PER-SHARE
                                                                                    OPERATIONS       SHARES       AMOUNT
                                                                                  ---------------  -----------  -----------
                                                                                  (FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                                                                                                    1997)
Basic Earnings Per Share........................................................     $     113           72.8    $    1.55
Effect of dilutive securities
  Stock options.................................................................                          1.3
  Nonvested stock...............................................................                          1.4
                                                                                         -----            ---        -----
Diluted Earnings Per Share......................................................     $     113           75.5    $    1.50


                                                                                  (FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                                                                                                    1996)
Basic Earnings Per Share........................................................     $      82           75.5    $    1.09
Effect of dilutive securities
  Stock options.................................................................                          0.8
  Nonvested stock...............................................................                          1.0
                                                                                         -----            ---        -----
Diluted Earnings Per Share......................................................     $      82           77.3    $    1.06



    Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares and the exercise of stock options. Options to purchase 600,000 and 200,000 shares in the years ended September 30, 1997 and 1996, respectively, were not included in the computation of earnings per share because the option's exercise price was greater than the average market price of the common shares.


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

    In January 1997, the Company purchased the assets of Woodings-Verona Tool Works, Inc. ("Woodings-Verona") for $5 million in cash plus the assumption of $1.2 million of debt. Woodings-Verona

                             U.S. INDUSTRIES, INC.

NOTE 3--ACQUISITIONS (CONTINUED)
manufactures hot-forged heavy striking tools including sledge hammers, axes, bars, picks and railroad tools. The transaction has been accounted for as a purchase. The results of Woodings-Verona are included in the Housewares Operations.

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

                             U.S. INDUSTRIES, INC.

NOTE 4--DISPOSITIONS AND DISCONTINUED OPERATIONS (CONTINUED)
    In fiscal 1997, the Company, in separate transactions, sold Tube-Tex, SCM Metals, certain assets of QPF, Inc., Odyssey, SunLite resin furniture business and the equity interest in Ground Round for an aggregate of $331 million in cash and notes of $3 million and recorded gains of $121 million, net of tax.

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

                             U.S. INDUSTRIES, INC.

NOTE 4--DISPOSITIONS AND DISCONTINUED OPERATIONS (CONTINUED)
    The following summarizes the operating results of the businesses classified as discontinued operations:

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

                             U.S. INDUSTRIES, INC.

NOTE 5--LONG-TERM DEBT (CONTINUED)
    The Credit Agreement consists of a five year unsecured revolving line of credit of up to an aggregate amount of $750 million. The revolving credit commitment will be permanently reduced by $100 million on December 12, 1999 and by an additional $150 million on December 12, 2000. The Credit Agreement includes (i) committed advances ("Committed Advances") and (ii) uncommitted bid option advances. The Committed Advances are at lower borrowing spreads than the Previous Credit Agreement and bear interest based on, at the option of the Company, (i) specified spreads over the London Interbank Offered Rate ("LIBOR") or (ii) the higher of the rate of interest publicly announced by Bank of America in San Francisco, California as its reference rate or 50 basis points above the federal funds rate in effect on such date (the "Base Rate"). The spreads on the LIBOR-based borrowings range between 15 and 62.5 basis points, based upon the Company's senior unsecured debt ratings for the relevant period. At September 30, 1997 three-month LIBOR was 5.72% per annum and the spread over LIBOR was 25 basis points. A facility fee is payable on a quarterly basis in arrears under the Credit Agreement on the full amount of the facility, regardless of the amount utilized. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At September 30, 1997, the facility fee was 12.5 basis points per annum.

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

    To manage its exposure to floating interest rates, the Company entered into interest rate protection agreements with major banks whereby the Company receives a floating rate based on three-month LIBOR and pays a weighted average fixed rate. Currently the fixed interest rates under the interest rate protection agreements range from 6.07% to 6.77% per annum. Net payments under the agreements amounted to approximately $5 million, $7 million and $2 million for the years ended September 30, 1997, 1996 and 1995, respectively. Such amounts are included in interest expense. All interest rate protection agreements

                             U.S. INDUSTRIES, INC.

NOTE 5--LONG-TERM DEBT (CONTINUED)
are of notional amounts and maturities that relate to specific portions of outstanding debt, and accordingly, are accounted for as hedge transactions. The aggregate notional amounts and periods covered by such agreements are as follows:

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


                                                                           (IN MILLIONS, EXCEPT
                                                                            PER SHARE AMOUNTS)
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Net income--as reported..................................................  $     236  $     133
Net income--pro forma....................................................  $     235  $     133
Net income per common share--as reported basic...........................  $    3.13  $    1.76
                           --as reported diluted.........................  $    3.12  $    1.72
Net income per common share--as pro forma basic..........................  $    3.12  $    1.76
                           --as pro forma diluted........................  $    3.11  $    1.72


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
Expected life of options...........................................    4 years


    The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1997, 1996 and 1995 is $7.73, $4.98 and $3.33, respectively.

                             U.S. INDUSTRIES, INC.

NOTE 10--STOCK OPTION PLAN (CONTINUED)

    A summary of the Company's stock option activity and related information for the years ended September 30 follows:



                                                      1997                     1996                     1995
                                             -----------------------  -----------------------  -----------------------
                                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                               NUMBER      AVERAGE      NUMBER      AVERAGE      NUMBER      AVERAGE
                                                 OF       EXERCISE        OF       EXERCISE        OF       EXERCISE
                                              OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                             ----------  -----------  ----------  -----------  ----------  -----------
Outstanding-beginning of year..............   4,154,776   $    9.12    4,038,095        9.01       --          --
Granted....................................     612,112       21.00      331,973       13.39    4,038,095   $    9.01
Exercised..................................    (600,723)       8.84      (58,707)       8.86       --          --
Forfeited..................................    (273,374)      11.50     (134,538)       8.75       --          --
Purchase by Company........................     (40,714)       9.31      (22,047)       8.75       --          --
                                             ----------  -----------  ----------  -----------  ----------  -----------
Outstanding-end of year....................   3,852,077       11.16    4,154,776        9.12    4,038,095   $    9.01
                                             ----------  -----------  ----------  -----------  ----------  -----------
                                             ----------  -----------  ----------  -----------  ----------  -----------
Exercisable at end of year.................   1,371,998   $    9.58      967,895   $    9.01       --          --
                                             ----------  -----------  ----------  -----------  ----------  -----------
                                             ----------  -----------  ----------  -----------  ----------  -----------



    The following table summarizes the status of the stock options outstanding and exercisable at September 30, 1997:



                                                           STOCK OPTIONS                          STOCK OPTIONS
                                                            OUTSTANDING                            EXERCISABLE
                                                     -------------------------               -----------------------
                                                                   WEIGHTED      WEIGHTED                 WEIGHTED
                                                       NUMBER      REMAINING      AVERAGE      NUMBER      AVERAGE
RANGE OF                                                 OF       CONTRACTUAL    EXERCISE        OF       EXERCISE
EXERCISE PRICES                                       OPTIONS        LIFE          PRICE      OPTIONS       PRICE
---------------------------------------------------  ----------  -------------  -----------  ----------  -----------
$8.75 to $12.17....................................   3,154,514     7.72 Years   $    9.16    1,317,045   $    9.25
$14.67 to $20.50...................................     626,313     9.12 Years   $   19.67   $   54,953   $   17.41
$23.58 to $24.79...................................      71,250     9.67 Years   $   24.45       --          --
                                                     ----------  -------------  -----------  ----------  -----------
Total..............................................   3,852,077     7.99 Years   $   11.16    1,371,998   $    9.58
                                                     ----------  -------------  -----------  ----------  -----------
                                                     ----------  -------------  -----------  ----------  -----------



    Options granted under the Stock Option Plan vest annually in four equal installments from the date of grant. The Company had authorization under the Stock Option Plan to grant 455,309 additional options at September 30, 1997.

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


NOTE 13--COMMITMENTS AND CONTINGENCIES



    ENVIRONMENTAL MATTERS



    The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 36 sites. Of these sites, the Company has been named as a PRP at 15 "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable statutes.



    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of contamination and the nature of required remedial actions. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. Management expects that the amount reserved will be paid out over the periods of remediation for the applicable sites which range up to 30 years and that all such reserves are adequate based on all current data. Each of the sites in question is at various

                             U.S. INDUSTRIES, INC.

NOTE 13--COMMITMENTS AND CONTINGENCIES (CONTINUED)


stages of investigation or remediation; however, no information currently available reasonably suggests that projected expenditures associated with remedial action or compliance with environmental laws, for any single site or for all sites in the aggregate, will have a material adverse affect on the Company's financial condition, results of operations or cash flows.



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

                                                                                     (IN MILLIONS)
                                                                              FOR THE FISCAL YEARS ENDED
                                                                                     SEPTEMBER 30,
                                                                         -------------------------------------
                                                                            1997         1996         1995
                                                                         -----------  -----------  -----------
NET SALES
Consumer Group
  Housewares Products..................................................   $     476    $     411    $     342
  Bath and Outdoor Products............................................         445          332          283
  Other Consumer Products..............................................         424          435          468
                                                                         -----------  -----------  -----------
                                                                              1,345        1,178        1,093
                                                                         -----------  -----------  -----------
Industrial Group
  Lighting Products....................................................         538          508          492
  Other Industrial Products............................................         399          325          311
                                                                         -----------  -----------  -----------
                                                                                937          833          803
                                                                         -----------  -----------  -----------
TOTAL NET SALES........................................................   $   2,282    $   2,011    $   1,896
                                                                         -----------  -----------  -----------
                                                                         -----------  -----------  -----------
OPERATING INCOME (LOSS)
Consumer Group
  Housewares Products..................................................   $      88    $      88    $      67
  Bath and Outdoor Products............................................          56           55           49
  Other Consumer Products..............................................          43           25           37
                                                                         -----------  -----------  -----------
                                                                                187          168          153
                                                                         -----------  -----------  -----------
Industrial Group
  Lighting Products....................................................          42           36          (74)
  Other Industrial Products............................................          39           29           25
                                                                         -----------  -----------  -----------
                                                                                 81           65          (49)
                                                                         -----------  -----------  -----------
Total Operating Income before corporate expenses and management fees...         268          233          104
Corporate expenses and management fees.................................         (27)         (27)         (27)
                                                                         -----------  -----------  -----------
TOTAL OPERATING INCOME.................................................   $     241    $     206    $      77
                                                                         -----------  -----------  -----------
                                                                         -----------  -----------  -----------

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

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial information for the fiscal years ended September 30, 1997 and 1996 is as follows (dollars in millions, except per share data):

                                                                      1997                                   1996
                                               --------------------------------------------------  ------------------------
QUARTER ENDED                                    DEC. 31     MARCH 31      JUNE 30     SEPT. 30      DEC. 31     MARCH 31
---------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
Net sales....................................   $     512    $     549    $     633    $     588    $     456    $     490
Gross profit.................................         165          170          193          189          152          159
Income from continuing operations............          21           24           34           34           13           15
Income before extraordinary loss.............          23          108           35           72           81           15
Net income...................................          21          108           35           72           56           15

Basic per share:
Income from continuing operations............   $    0.29    $    0.33    $    0.47    $    0.47    $    0.17    $    0.20
Income before extraordinary loss.............   $    0.32    $    1.48    $    0.48    $    1.00    $    1.05    $    0.20
Net income...................................   $    0.29    $    1.48    $    0.48    $    1.00    $    0.72    $    0.20

Diluted per share:
Income from continuing operations............   $    0.28    $    0.32    $    0.45    $    0.46    $    0.17    $    0.19
Income before extraordinary loss.............   $    0.31    $    1.42    $    0.46    $    0.96    $    1.03    $    0.19
Net income...................................   $    0.28    $    1.42    $    0.46    $    0.96    $    0.72    $    0.19


QUARTER ENDED                                    JUNE 30     SEPT. 30
---------------------------------------------  -----------  -----------
Net sales....................................   $     520    $     545
Gross profit.................................         157          180
Income from continuing operations............          20           34
Income before extraordinary loss.............          24           38
Net income...................................          24           38
Basic per share:
Income from continuing operations............   $    0.27    $    0.46
Income before extraordinary loss.............   $    0.32    $    0.51
Net income...................................   $    0.32    $    0.51
Diluted per share:
Income from continuing operations............   $    0.26    $    0.44
Income before extraordinary loss.............   $    0.31    $    0.50
Net income...................................   $    0.31    $    0.50


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


May 11, 1998


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