Form 10-Q/A
period 1998-01-03
US INDUSTRIES INC
filed 1998-05-11
CIK 944302

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

                              U.S. INDUSTRIES, INC.

                                      INDEX

                                                                           Page
                                                                            No.

PART I.    FINANCIAL INFORMATION

        Item 1.   Financial Statements (unaudited)

                  Consolidated Statements of Operations
                  for the Three Months Ended December 31, 1997 and 1996...  1

                  Consolidated Balance Sheets, December 31, 1997
                  and September 30, 1997..................................  2

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended December 31, 1997 and 1996...  3

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the Three Months Ended December 31, 1997.....  4

                  Notes to Consolidated Financial Statements..............  5

SIGNATURE  ...............................................................  8

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                      ------------
                                                                    1997        1996
                                                                    ----        ----
Net sales                                                       $      596 $      512
Operating costs and expenses:
     Cost of products sold                                             410        347
     Selling, general and administrative expenses                      136        115
                                                                   -------    -------
Operating income                                                        50         50

Interest expense                                                        11         12
Interest income                                                        (1)        (1)
Other (income) expense, net                                            (1)          1
                                                                   -------    -------
Income before income taxes, discontinued operations and
  extraordinary loss                                                    41         38
Provision for income taxes                                              17         17
                                                                   -------    -------
     Income from continuing operations                                  24         21
Discontinued operations:
     Income from operations of discontinued operations
              (net of income tax of $- and $1)                           -          1
     Gain on disposal of discontinued operations
          (net of income tax of $- and $1)                               -          1
                                                                   -------    -------
     Income from discontinued operations                                 -          2
                                                                   -------    -------

Income before extraordinary loss                                        24         23

Extraordinary loss (net of income tax benefit of $- and $1)              -        (2)

                                                                   -------    -------

Net income                                                      $       24 $       21
                                                                   =======    =======

Earnings per basic common share:
     Income from continuing operations                          $     0.33 $     0.29
     Income from discontinued operations                                 -       0.03
     Extraordinary loss                                                  -      (0.03)
                                                                   -------    -------
     Net income                                                 $     0.33 $     0.29
                                                                   =======    =======
Earnings per diluted common share:
     Income from continuing operations                          $     0.32 $     0.28
     Income from discontinued operations                                 -       0.03
     Extraordinary loss                                                  -      (0.03)
                                                                   -------    -------
     Net income                                                 $     0.32 $     0.28
                                                                   =======    =======

     Weighted average shares outstanding, basic                       73.0       73.4
                                                                   =======    =======

     Weighted average shares outstanding, diluted                     75.7       76.1
                                                                   =======    =======

     Cash dividend declared per share                           $     0.05 $        -
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





                                        U.S. INDUSTRIES, INC.
Date:  May 11, 1998

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