Form 10-Q
period 1998-04-04
US INDUSTRIES INC
filed 1998-05-18
CIK 944302

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998
OR

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

                                Yes [X]   No [ ]

As of May 8, 1998, U.S. Industries, Inc. had one class of common stock, of which 77,270,736 shares were outstanding.

                              U.S. INDUSTRIES, INC.

                                      INDEX

                                                                                                             Page
                                                                                                              No.
PART I.         FINANCIAL INFORMATION

                Item 1.    Financial Statements (unaudited)
                           Consolidated Statements of Operations
                           for the Three and Six Months Ended March 31, 1998 and 1997.......................   1

                           Consolidated Balance Sheets, March 31, 1998
                           and September 30, 1997...........................................................   2

                           Consolidated Statements of Cash Flows
                           for the Six Months Ended March 31, 1998 and 1997.................................   3

                           Consolidated Statement of Changes in Stockholders'

                           Equity for the Six Months Ended March 31, 1998...................................   4

                           Notes to Consolidated Financial Statements.......................................   5
                Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations . . . . . .............................................  10

PART II.        OTHER INFORMATION

                Item 4.    Submission of Matters to a Vote of Security Holders . . . . . ...................  16

                Item 6.    Exhibits and Reports on Form 8-K . . . . . ......................................  16

SIGNATURE       ............................................................................................  17



PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            Three Months Ended            Six Months Ended
                                                                                  March 31,                   March 31,
                                                                                  ---------                   ---------
                                                                              1998         1997          1998           1997
                                                                              ----         ----          ----           ----
Net sales                                                            $         690$          549$        1,286$         1,061
Operating costs and expenses:
         Cost of products sold                                                 487           379           897            726
         Selling, general and administrative expenses                          142           117           278            232
                                                                        -----------  ------------  ------------   ------------
Operating income                                                                61            53           111            103

Interest expense                                                                13            11            24             23
Interest income                                                                (1)           (1)           (2)            (2)
Other (income) expense, net                                                    (1)             1           (2)              2
                                                                        -----------  ------------  ------------   ------------
Income before income taxes, discontinued operations and
  extraordinary loss                                                            50            42            91             80
Provision for income taxes                                                      20            18            37             35
                                                                        -----------  ------------  ------------   ------------
         Income from continuing operations                                      30            24            54             45
Discontinued operations:
         Income from operations of discontinued operations
                  (net of income tax of $-, $1, $- and $2)                       -             2             -              3
         Gain on disposal of discontinued operations
                  (net of income tax of $-, $23, $- and $24)                     -            82             -             83
                                                                        -----------  ------------  ------------   ------------
         Income from discontinued operations                                     -            84             -             86
                                                                        -----------  ------------  ------------   ------------

Income before extraordinary loss                                                30           108            54            131

Extraordinary loss (net of income tax benefit of $-, $-, $- and $1)              -             -             -              2
                                                                        -----------  ------------  ------------   ------------

Net income                                                           $          30$          108$           54$           129
                                                                        ===========  ============  ============   ============

Earnings per basic common share:
         Income from continuing operations                           $        0.40$         0.33$         0.73$          0.62
         Income from discontinued operations                                     -          1.15             -           1.17
         Extraordinary loss                                                      -             -             -         (0.03)
                                                                        -----------  ------------  ------------   ------------
         Net income                                                  $        0.40$         1.48$         0.73$          1.76
                                                                        ===========  ============  ============   ============

Earnings per diluted common share:
         Income from continuing operations                           $        0.39$         0.32$         0.71$          0.60
         Income from discontinued operations                                     -          1.10             -           1.13
         Extraordinary loss                                                      -             -             -         (0.03)
                                                                        -----------  ------------  ------------   ------------
         Net income                                                  $        0.39$         1.42$         0.71$          1.70
                                                                        ===========  ============  ============   ============

         Weighted average shares outstanding, basic                           74.7          73.0          73.7           73.2
                                                                        ===========  ============  ============   ============

         Weighted average shares outstanding, diluted                         77.3          75.9          76.5           76.0
                                                                        ===========  ============  ============   ============

         Cash dividend per share                                     $        0.05$            -$         0.10$             -
                                                                        ===========  ============  ============   ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)

                                                                                    March 31,        September 30,
                                                                                      1998               1997
                                                                                  (unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                            $              39  $              56
         Trade receivables, net                                                             500                388
         Inventories                                                                        482                401
         Deferred income taxes                                                               49                 51
         Other current assets                                                                41                 37
                                                                                  -------------      -------------
                  Total current assets                                                    1,111                933

Property, plant and equipment, net                                                          448                343
Deferred income taxes                                                                         5                  6
Other assets                                                                                136                126
Goodwill, net                                                                               481                423
                                                                                  -------------      -------------

                                                                              $           2,181  $           1,831
                                                                                  =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Notes payable                                                        $               6  $               4
         Current maturities of long-term debt                                                 8                  1
         Trade accounts payable                                                             186                156
         Accrued expenses and other liabilities                                             197                190
         Income taxes payable                                                                49                 72
                                                                                  -------------      -------------
                  Total current liabilities                                                 446                423

Long-term debt                                                                              751                551
Other liabilities                                                                           175                152
                                                                                  -------------      -------------


                  Total liabilities                                                       1,372              1,126
                                                                                  -------------      -------------

Commitments and contingencies

Stockholders' equity:
         Common stock (par value $.01 per share), authorized 300,000,000 shares;
         issued 84,542,082 and 80,856,562,
         respectively; outstanding 77,124,738 and 74,592,615, respectively                    1                  1
         Paid in capital                                                                    665                568
         Retained earnings                                                                  307                261
         Unearned restricted stock                                                         (14)               (16)
         Other equity                                                                      (10)                (3)
         Treasury stock (7,417,344 and 6,263,947 shares, respectively) at cost            (140)              (106)
                                                                                  -------------      -------------
                  Total stockholders' equity                                                809                705
                                                                                  -------------      -------------
                                                                              $           2,181       $      1,831
                                                                                  =============      =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             U.S. INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN MILLIONS-UNAUDITED)

                                                                                                Six Months Ended
                                                                                                     March 31,
                                                                                              1998            1997
                                                                                              ----            ----
OPERATING ACTIVITIES:
         Income from continuing operations                                            $         54  $           45
         Adjustments to reconcile income from continuing operations to net cash used in operating activities of continuing operations:
                  Depreciation and amortization                                                 39              27
                  Provision for doubtful accounts                                                2               2
                  Gain on sale of excess real estate                                           (3)             (1)
                  Gain on sale of subsidiary stock                                               -             (1)
         Changes in operating assets and liabilities, excluding the effects of
           acquisitions and dispositions                                                     (124)           (104)
                                                                                        ----------      ----------
         NET CASH USED IN OPERATING
           ACTIVITIES OF CONTINUING OPERATIONS                                                (32)            (32)
                                                                                        ----------      ----------
         Income from discontinued operations                                                     -              86
         Adjustments to reconcile income from discontinued operations to net cash used in operating activities of discontinued operations:
                  Gain on disposal of net assets held for disposition                            -            (83)
                  Net cash used by net assets held for disposition                            (31)             (7)
                                                                                        ----------      ----------
         NET CASH USED IN OPERATING ACTIVITIES
           OF DISCONTINUED OPERATIONS                                                         (31)             (4)
                                                                                        ----------      ----------
         NET CASH USED IN OPERATING ACTIVITIES                                                (63)            (36)
                                                                                        ----------      ----------

INVESTING ACTIVITIES:
                  Proceeds from sale of net assets held for disposition                         10             186
                  Acquisition of companies, net of cash acquired                              (53)            (67)
                  Purchases of property, plant and equipment                                  (45)            (35)
                  Other changes in investing activities                                          6               9
                                                                                        ----------      ----------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                  (82)              93
                                                                                        ----------      ----------


FINANCING ACTIVITIES:
                  Proceeds from long-term debt                                                 585           1,125
                  Repayment of long-term debt                                                (411)         (1,172)
                  Repayment of notes payable, net                                              (3)               -
                  Payment of dividends                                                         (8)               -
                  Proceeds from exercise of stock options                                        3               2
                  Purchase of treasury stock                                                  (35)            (27)
                                                                                        ----------      ----------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   131            (72)
                                                                                        ----------      ----------
                  Effect of exchange rate changes on cash                                      (3)             (4)

DECREASE IN CASH AND CASH EQUIVALENTS                                                         (17)            (19)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                56              45
                                                                                        ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $         39      $       26
                                                                                        ==========      ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 1998
                         (IN MILLIONS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                    Unearned                 Total
                                          Common   Paid in   Retained  Restricted    Other     Treasury  Stockholders'
                                          Stock    Capital   Earnings    Stock      Equity      Stock       Equity
                                          -----    -------   --------    -----      ------      -----       ------
Balance at September 30, 1997             $    1   $   568   $   261   $   (16)    $    (3)   $   (106)    $    705

Net income                                                        54                                             54

Cash dividend ($0.10 per share)                                  (8)                                            (8)

Amortization of unearned restricted
stock                                                                         3                                   3

Purchase of 1,260,900 shares of
common stock                                                                                       (35)        (35)

Forfeiture of 214,420 shares of
unearned restricted stock                                -                    1                     (3)         (2)

Treasury stock issued (321,923
shares) to employees, directors and
upon exercise of options                                 1                  (2)                       4           3

Common stock issued (3,685,520
shares) for acquisition                        -        96                                                       96

Translation adjustment                                                                  (7)                     (7)
                                           ------   -------   -------   --------    --------   ---------    --------
Balance at March 31, 1998                 $    1   $   665   $   307   $   (14)    $   (10)   $   (140)    $    809
                                           ======   =======   =======   ========    ========   =========    ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 1 - BASIS OF PRESENTATION

U.S. Industries, Inc. (the "Company") is a diversified manufacturer of consumer and industrial products. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three and six months ended March 31, 1998 and 1997 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of those for the full fiscal year ending October 3, 1998. For further information, refer to the Consolidated (Combined) Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, as amended.

The Company's fiscal year ends on the Saturday nearest to September 30. All three and six month data contained herein reflect results of operations for the 13-week and 27 and 26-week periods ended on the Saturday closest to March 31, 1998 and 1997, respectively, but are presented as of such date for convenience.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                    (in millions)
                                             March 31,      September 30,
                                               1998             1997
                                           (unaudited)

             Finished products             $       218        $    188
             Work-in process                       104              96
             Raw materials                         160             117
                                           -----------        --------
             Inventories, net              $       482        $    401
                                           ===========        ========

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                             (in millions)
                                                     March 31,     September 30,
                                                       1998            1997
                                                   (unaudited)

   7.25% Senior Notes, net                        $        123    $         123
   Revolving credit facility-U.S. dollar                   429              350
   Revolving credit facility-foreign currencies            113                -
   Other long-term debt                                     94               79
                                                    -----------      -----------
                                                           759              552
   Less current maturities                                   8                1
                                                    -----------      -----------
   Long-term debt                                 $        751    $         551
                                                    ===========      ===========


During the second quarter of fiscal 1998, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of the Company amended its credit agreement (the "Credit Agreement") to allow a portion of the available facility to be used for borrowings in currencies other than the U.S. dollar and to eliminate the previous restriction limiting certain unsecured indebtedness to $200 million. The maximum amount which may be borrowed under the Credit Agreement has not changed and the Company's ability to incur indebtedness outside of the Credit Agreement is still limited by certain restrictions and covenants contained therein. For further details regarding the Credit Agreement, see Note 5 to the Consolidated (Combined) Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, as amended.

At March 31, 1998, the Company had long-term indebtedness of $63 million and $50 million denominated in German marks and British pounds, respectively. These borrowings are hedges of the Company's net investments in SiTeco and Spear & Jackson, respectively.

Other long-term debt includes $50 million of notes payable maturing within one year which the Company expects to repay using borrowings under the Credit Agreement.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 33 sites. In addition, the Company has been named as a Potentially Responsible Party ("PRP") at 16 "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable statutes.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Accruals for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRP's, to the extent of contamination and the nature of required remedial actions. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. Management expects that the amount accrued will be paid out over the periods of remediation for the applicable sites which range up to 30 years and that all such reserves are adequate based on all current data. Each of the sites in question is at various stages of investigation or remediation; however, no information currently available reasonably suggests that projected expenditures associated with remedial action or compliance with environmental laws, for any single site or for all sites in the aggregate, will have a material adverse affect on the Company's financial condition, results of operations or cash flows.

At March 31, 1998, the Company had accrued approximately $18 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between approximately $5 million and $20 million.

NOTE 5 - EARNINGS PER SHARE

In February 1997, the FASB issued Statement No. 128 ("SFAS 128"), "Earnings Per Share" which was adopted on December 31, 1997. The Company has restated all prior periods. The adoption of SFAS 128 did not have a material impact on the earnings per share information previously presented.

                                    Income                           Income
                                     From                             From
                                  Continuing           Per Share   Continuing           Per Share
                                  Operations    Shares   Amount    Operations   Shares    Amount
                                  ----------    ------   ------    ----------   ------    ------
                                   (For the Three Months Ended        (For the Six Months Ended
                                          March 31, 1998)                   March 31, 1998)
Basic Earnings Per Share            $      30    74.7$    0.40     $      54     73.7 $    0.73
Effect of dilutive securities
         Stock options                            1.3                             1.3
         Nonvested stock                          1.3                             1.5
                                    ---------   ------   -----     ---------    ------    -----

Diluted Earnings Per Share          $     30     77.3$    0.39     $      54     76.5 $    0.71
                                    =========   ======   =====     =========    ======    =====


                                    (For the Three Months Ended         (For the Six Months Ended
                                          March 31, 1997)                    March 31, 1997)

Basic Earnings Per Share            $      24    73.0$    0.33     $      45     73.2 $    0.62
Effect of dilutive securities
         Stock options                            1.5                             1.4
         Nonvested stock                          1.4                             1.4
                                    ---------   ------   -----     ---------    ------    -----
Diluted Earnings Per Share          $      24    75.9$    0.32     $      45     76.0 $    0.60
                                    =========   ======   =====     =========    ======    =====


Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares and the exercise of stock options. Options to purchase 59,500 shares in the three and six months ended March 31, 1998 and options to purchase 34,500 shares in the three and six months ended March 31, 1997 were not included in the computation of earnings per share because the options exercise prices were greater than the average market price of the common shares.

NOTE 6 - MERGERS AND ACQUISITIONS

In January 1998, the Company acquired certain semiconductor leadframe assets of Philips Electronics ("Philips"), for approximately $14 million in cash. The acquired manufacturing facilities are located in the Netherlands.

In December 1997, the Company purchased Spear & Jackson plc ("Spear & Jackson") for $11 million in cash and $96 million in the Company's Common Stock, resulting in goodwill of approximately $63 million. Spear & Jackson, headquartered in Sheffield, England, is a manufacturer and distributor of a diverse line of hand tools, lawn and garden tools, saws, cutting and industrial tools. Spear & Jackson operates manufacturing facilities in England and France and distribution facilities in the United States, Australia and New Zealand. The purchase price is subject to additional cash contingently payable at the end of a 30-month period based upon a combination of certain performance criteria and the market value of the Company's stock.

In October 1997, the Company purchased Siemens Lighting, a division of Siemens A.G., for $67 million in cash. Siemens Lighting is a leading European manufacturer and marketer of standard and customized indoor and outdoor lighting products for commercial and industrial use. Siemens Lighting (renamed SiTeco Beleuchtungstechnik GmbH) ("SiTeco") operates manufacturing facilities in Germany, Austria and Slovenia.

These transactions have been accounted for as purchases and their results are included in the financial statements from the respective dates of acquisition. The allocation of purchase price is preliminary and subject to adjustment upon receipt of final valuation information and management's final estimates as to the fair value of the respective assets acquired and liabilities assumed.

In March 1997, the Company purchased certain assets of the outdoor furniture division of Sunbeam Corporation for approximately $60 million in cash, resulting in goodwill of $14 million. The acquired business, now known as SunLite Casual Furniture, Inc. ("SunLite"), manufactures casual outdoor furniture.

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

In February 1998, the Company entered into a merger agreement through which the Company will combine with Zurn Industries, Inc. ("Zurn") in a stock for stock transaction. The stockholder meetings to approve the transaction have been called for June 11, 1998, and the Company expects that the transaction will be completed shortly thereafter. The Company's successor in the merger will issue approximately 20 million shares of common stock to the current shareholders of Zurn. Zurn manufactures and markets plumbing and, through its wholly owned subsidiary Eljer Industries, Inc. ("Eljer"), bath products. Zurn also produces heating, ventilating and air conditioning (HVAC) products and fire protection systems, and provides water resource construction services. Upon completion, this transaction will be accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements will be restated to include the accounts and operations of Zurn for all periods prior to the merger. In connection with the closing of the Zurn transaction, the Company expects to review its operations based on the long-term strategy for the newly combined company, with any costs that arise to be recognized during the third and/or fourth quarter as the Company's analysis is completed.

NOTE 7 - SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

Summarized consolidated financial information of USIAH, the issuer of the 7.25% Senior Notes, is as follows:

                                                              (in millions - unaudited)   (in millions - unaudited)
                                                                 Three Months Ended           Six Months Ended
                                                                      March 31,                   March 31,
                                                                    1998        1997            1998        1997
                                                                    ----        ----            ----        ----

       Income Statement Data:
            Net sales                                           $       690  $      549      $    1,286  $    1,061
            Gross profit                                                203         170             389         335
            Income from continuing operations                            31          25              56          47
            Net income                                                   31         109              56         131


                                                                                 (in millions)
                                                                      March 31,                September 30,
                                                                        1998                        1997
                                                                        ----                        ----
                                                                     (unaudited)
                                                                     -----------
       Balance Sheet Data:
            Current assets                                    $                1,111      $               933
            Non-current assets                                                 1,070                      898
            Current liabilities                                                  442                      419
            Non-current liabilities                                              926                      703


Separate consolidated financial statements of USIAH are not presented as management has determined that they would not be material to investors.

NOTE 8 - SUBSEQUENT EVENTS

In May 1998, the Company purchased certain shadow mask assets from Philips for approximately $31 million in cash, subject to customary post closing adjustments. The Company has entered into a multi-year agreement to supply Philips with such products, which are components of television tubes. The acquired manufacturing facilities are located in the Netherlands. This transaction has been accounted for as a purchase and its results will be included in the financial statements from the date of acquisition.

In May 1998, the Company also entered into an agreement to purchase Sundance Spas for approximately $32 million in cash, subject to customary closing conditions and post closing adjustments. Sundance Spas, based in Chino, California, is a manufacturer of high quality self-contained bath spas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations are grouped into two segments: Consumer and Industrial Products. As of March 31, 1998, the outdoor furniture operations were reclassified from Bath Products to Other Consumer Products to better reflect product classification. The results of all discontinued operations are excluded from the table below and are discussed separately under "Discontinued Operations".

RESULTS OF OPERATIONS

                                              (IN MILLIONS)           (IN MILLIONS)
                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                MARCH 31,               MARCH 31,
                                            1998       1997         1998        1997
                                            ----       ----         ----        ----
NET SALES
   Consumer Group
     Housewares Products ...... . . .  $      160 $       132 $      268 $        243
     Bath Products...................          94          86        168          154
     Other Consumer Products..........        122          98        236          212
                                          -------    ---------   ---------   ----------
                                              376         316        672          609
   Industrial Group
     Lighting Products................        190         134        379          265
     Other Industrial Products........        124          99        235          187
                                          -------    ---------   ---------   ---------
                                              314         233        614          452

       TOTAL NET SALES................ $     690  $       549 $    1,286 $      1,061
                                          =======    =========   ========    ========

OPERATING INCOME
  Consumer Group
     Housewares Products.............. $       24 $        25 $       40 $         46
     Bath Products....................         12          12         18           18
     Other Consumer Products..........          8           5         20           16
                                          -------    ---------   ---------   ---------
                                               44          42         78           80
                                          -------    ---------   ---------   ---------

  Industrial Group
     Lighting Products................         12           9         24           19
     Other Industrial Products........         11           8         22           17
                                          -------    ---------   ---------   ---------

                                               23          17         46           36
                                          -------    ---------   ---------   ---------

  Corporate expenses.................          (6)         (6)      (13)         (13)
                                          -------    ---------   ---------   ---------

        TOTAL OPERATING INCOME........ $       61 $        53 $      111 $        103
                                          =======    =========   =========   =========


DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in the following Management's Discussion or elsewhere in this Quarterly Report are, or may deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, the statements set forth in Outlook, below, and all statements that are preceded by, followed by or include the words "believes", "expects", "anticipates" or similar expressions. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of the control of the Company, such as interest rates, foreign currency exchange rates, consumer spending patterns, availability of consumer credit, levels of residential and commercial construction, levels of automotive production and changes in raw material costs, along with the other factors noted in this Quarterly Report and the Company's Annual Report on Form 10-K for fiscal 1997, as amended, with respect to the Company's businesses.

THREE MONTHS ENDED MARCH 31, 1998
COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

INTRODUCTION

The Company had sales of $690 million and operating income of $61 million for the quarter ended March 31, 1998. Sales and operating income increased $141 million (25.7%) and $8 million (15.1%), respectively, over the second quarter of fiscal 1997.

CONSUMER GROUP

The Consumer Group had sales of $376 million and operating income of $44 million for the quarter ended March 31, 1998, increases of $60 million (19.0%) and $2 million (4.8%), respectively, over the second quarter of fiscal 1997.

The Housewares Operations had sales of $160 million and operating income of $24 million for the quarter ended March 31, 1998, an increase of $28 million (21.2%) and a decrease of $1 million (4.0%), respectively, from the second quarter of fiscal 1997. The increase in sales is primarily attributable to the first time inclusion of Spear & Jackson, which was acquired in December 1997, partially offset by reduced sales of vacuum cleaners and ladders. Operating profits declined due to sharp reductions in sales of high margin vacuum cleaners and ladders, partially offset by the contribution from Spear & Jackson. Revenues and operating income from vacuum cleaner sales declined due to lower sales in certain foreign markets, particularly Poland and the Czech Republic.

The Bath Products Operations had sales of $94 million and operating income of $12 million for the quarter ended March 31, 1998, an increase of $8 million (9.3%) and comparable operating income to the prior fiscal period. Significant increases in sales and operating profits in the North American operations resulted from continued strength in residential construction. European operations improved substantially from the prior year, but were offset by declines in the Brazilian and Asian markets.

The Other Consumer Operations had sales of $122 million and operating income of $8 million for the quarter ended March 31, 1998, representing increases of $24 million (24.5%) and $3 million (60.0%), respectively, from the second quarter of fiscal 1997. The increase in sales is primarily due to the inclusion of the Company's outdoor furniture division which was acquired in March 1997. The Company's toy business realized a gain on the sale of an investment in one of its suppliers which offset unexpected start-up losses at the Company's outdoor furniture business.

INDUSTRIAL GROUP

The Industrial Group had sales of $314 million and operating income of $23 million for the quarter ended March 31, 1998, increases of $81 million (34.8%) and $6 million (35.3%), respectively, from the second quarter of fiscal 1997.

The Lighting Products Operations had sales of $190 million and operating income of $12 million for the quarter ended March 31, 1998, increases of $56 million (41.8%) and $3 million (33.3%), respectively, over the second quarter of fiscal 1997. The increase in sales and operating income is primarily due to the October 1997 acquisition of SiTeco Lighting, formerly Siemens Lighting, and higher sales of architectural outdoor and residential lighting. Sales of commercial indoor fluorescent fixtures continue to be affected by price competition.

The Other Industrial Products Operations had sales of $124 million and operating income of $11 million for the quarter ended March 31, 1998, increases of $25 million (25.3%) and $3 million (37.5%), respectively, from the second quarter of fiscal 1997. The increase in sales and operating income is due to higher sales of leadframes, fabricated metal automotive parts and refurbished aircraft bearings. The January 1998 acquisition of the leadframe business of Philips contributed to the improvement. Sales of automotive leather increased significantly while hide quality and low scrap prices resulted in flat operating income.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

For the quarter ended March 31, 1998, the Company recorded no income from discontinued operations. In the comparable period of the prior year, the Company reported income from discontinued operations of $84 million, net-of-tax, consisting of gains on disposals of discontinued operations of $82 million and income from discontinued operations of $2 million. The gains resulted from the dispositions of SCM Metals Products, Inc. and QPF Inc. The income from operations of discontinued operations consisted of the results of the companies sold and the Armour Golf Operations (Tommy Armour Golf and Odyssey Golf). Discontinued operations are not expected to have a material impact on the future operations or liquidity of the Company.

INTEREST AND TAXES

Interest expense was $13 million for the quarter ended March 31, 1998, a $2 million (18.2%) increase from the comparable period of fiscal 1997. The increase in interest expense was due to the higher average debt levels for the comparable periods. Interest income was $1 million for the quarter ended March 31, 1998, which is unchanged from the comparable period of fiscal 1997.

The provision for income taxes on continuing operations was $20 million for the quarter ended March 31, 1998, on pre-tax income of $50 million (a 40.0% effective tax rate) as compared to a $18 million provision on pre-tax income of $42 million (a 42.9% effective tax rate) in the comparable period of fiscal 1997. The decrease in the effective tax rate is primarily attributable to the increased utilization of foreign tax credits.

SIX MONTHS ENDED MARCH 31, 1998
COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

INTRODUCTION

The Company had sales of $1,286 million and operating income of $111 million for the six months ended March 31, 1998. Sales and operating income increased $225 million (21.2%) and $8 million (7.8%), respectively, over the comparable period of fiscal 1997.

CONSUMER GROUP

The Consumer Group had sales of $672 million and operating income of $78 million for the six months ended March 31, 1998, an increase of $63 million (10.3%) and a decrease of $2 million (2.5%), respectively, over the comparable period of fiscal 1997.

The Housewares Operations had sales of $268 million and operating income of $40 million for the six months ended March 31, 1998, an increase of $25 million (10.3%) and a decrease of $6 million (13.0%), respectively, from the comparable period of fiscal 1997. The increase in sales was primarily due to the first-time inclusion of Spear & Jackson, acquired in December 1997, which was offset in large part by reduced sales of ladders and vacuum cleaners. Sales of winter tools were lower due to unusually mild winter weather conditions. Operating profits were lower due to reduced contributions from ladder operations, the winter tool line and vacuum cleaners, partially offset by the contribution from Spear & Jackson. Revenue and operating income from high margin vacuum cleaners declined due to lower sales in certain foreign markets, particularly Poland and the Czech Republic.

The Bath Products Operations had sales of $168 million and operating income of $18 million for the six months ended March 31, 1998, an increase of $14 million (9.1%) and comparable operating income to the prior fiscal period. The improvement in sales and operating income is due to increased sales in the North American operations due to continued strength in residential building and increased sales in the company's European operations, partially offset by reduced sales and profits in Brazil, Chile and Asia due to difficult local economic conditions.

The Other Consumer Operations had sales of $236 million and operating income of $20 million for the six months ended March 31, 1998, representing increases of $24 million (11.3%) and $4 million (25.0%), respectively, from the comparable period of fiscal 1997. The increase in sales was due to the contribution of the Company's outdoor furniture division which was acquired in March 1997 and slightly increased sales in footwear operations, partially offset by reduced toy sales. The increase in operating income was due to a gain on the sale of an investment in a supplier of the company's toy business and the impact of a favorable settlement of certain environmental claims in footwear operations, partially offset by unexpected start-up losses in the outdoor furniture division. The Company's toy operations benefitted from reduced obsolescence and markdown exposures associated with the exit from the promotional toy business.

INDUSTRIAL GROUP

The Industrial Group had sales of $614 million and operating income of $46 million for the six months ended March 31, 1998, increases of $162 million (35.8%) and $10 million (27.8%), respectively, from the comparable period of fiscal 1997.

The Lighting Products Operations had sales of $379 million and operating income of $24 million for the six months ended March 31, 1998, increases of $114 million (43.0%) and $5 million (26.3%), respectively, over the comparable period of fiscal 1997. The increase in sales and operating profits was due to the October 1997 acquisition of SiTeco and the strength of architectural outdoor and residential lighting which was partially offset by softness in the commercial indoor fluorescent fixture business which is experiencing intense price competition.

The Other Industrial Products Operations had sales of $235 million and operating income of $22 million for the six months ended March 31, 1998, increases of $48 million (25.7%) and $5 million (29.4%), respectively, from the comparable period of fiscal 1997. Sales and operating income increased due to strong sales of leadframes, which includes the January 1998 acquisition of Phillips' leadframe business, fabricated metal automotive parts and refurbished aircraft bearings. While sales of automotive leather increased significantly, hide quality and low scrap prices resulted in a flat operating income contribution.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

For the six months ended March 31, 1997, the Company reported income from discontinued operations of $86 million, consisting of gains on disposals of discontinued operations of $83 million and income from operations of discontinued operations of $3 million. The gains on dispositions resulted from the sales of Tubular Textile Machinery, SCM Metals Products, Inc. and the assets of QPF, Inc. The income from operations of discontinued operations consisted of the results of the above named companies as well as the Armour Golf Operations (Tommy Armour Golf and Odyssey Golf). Discontinued operations are not expected to have a material impact on the future operations or liquidity of the Company.

In conjunction with the repayment of all outstanding indebtedness under a prior credit agreement, during the six months ended March 31, 1997, a net-of-tax, non-cash, extraordinary charge of $2 million was incurred to write off unamortized deferred financing costs and for previously deferred losses associated with interest rate protection agreements.

INTEREST AND TAXES

Interest expense was $24 million for the six months ended March 31, 1998, a $1 million (4.4%) increase from the comparable period of fiscal 1997. Interest income was $2 million for the six months ended March 31, 1998, which is unchanged from the comparable period of fiscal 1997.

The provision for income taxes on continuing operations was $37 million for the six months ended March 31, 1998, on pre-tax income of $91 million (a 40.7% effective tax rate) as compared to a $35 million provision on pre-tax income of $80 million (a 43.8% effective tax rate) in the comparable period of fiscal 1997. The decrease in the effective tax rate is primarily attributable to the increased utilization of foreign tax credits.

MERGER WITH ZURN INDUSTRIES, INC.

In February 1998, the Company entered into a merger agreement through which the Company will combine with Zurn Industries, Inc. ("Zurn") in a stock for stock transaction. The stockholder meetings to approve the transaction have been called for June 11, 1998, and the Company expects that the transaction will be completed shortly thereafter. The Company's successor in the merger will issue approximately 20 million shares of common stock to the current shareholders of Zurn. Zurn manufactures and markets plumbing and, through its wholly owned subsidiary Eljer Industries, Inc. ("Eljer"), bath products. Zurn also produces heating, ventilating and air conditioning (HVAC) products and fire protection systems, and provides water resource construction services. Upon completion, this transaction will be accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements will be restated to include the accounts and operations of Zurn for all periods prior to the merger. In connection with the closing of the Zurn transaction, the Company expects to review its operations based on the long-term strategy for the newly combined company, with any costs that arise to be recognized during the third and/or fourth quarter as the Company's analysis is completed.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facility.

Net cash used in operating activities was $32 million for the six months ended March 31, 1997 and 1998. The current period was impacted by the related working capital increases from the seasonal nature of the outdoor furniture business which was acquired in March of 1997, and reduced cash flows from the reduction in sales of vacuum cleaners and ladders.

Cash used in discontinued operations in the first six months of 1998 is primarily due to tax payments in connection with the sale of discontinued operations.

Investing activities used net cash of $82 million in the six months ended March 31, 1998 compared to cash provided by investing activities of $93 million for the comparable period of fiscal 1997. The six months ended March 31, 1998 included net cash used for the acquisitions of SiTeco, Spear & Jackson, and the Philips leadframe operations of $53 million and capital expenditures of $45 million, partially offset by the cash proceeds from the sale of Tommy Armour Golf of $10 million. The prior year included proceeds of $186 million from the sale of net assets held for disposition, which resulted in an after tax gain of $83 million, partially offset by capital expenditures of $35 million.

Financing activities provided net cash of $131 million in the six months ended March 31, 1998 compared to usage of $72 million for the comparable period of fiscal 1997. The current period included proceeds from long-term debt in excess of repayments of $174 million, primarily used to finance acquisitions and operations, the purchase of $35 million of the Company's common stock for treasury and dividend payments of $8 million. The prior period included repayments of long-term debt in excess of proceeds of $47 million and the purchase of $27 million in treasury stock.

During the second quarter of fiscal 1998, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of the Company amended the revolving credit facility to allow a portion of the available facility to be used for borrowings in currencies other than the U.S. dollar and to eliminate the previous restriction limiting certain unsecured indebtedness to $200 million. The maximum amount which may be borrowed under the facility has not changed and the Company's ability to incur indebtedness outside of the facility is still limited by certain restrictions and covenants contained therein. Upon completion of the Zurn transaction, the Company expects to use availability under this facility to repay approximately $210 million of Zurn's indebtedness which will then become due and payable.

At March 31, 1998 the Company has long-term debt of $63 million denominated in German marks and $50 million denominated in British pounds. These borrowings are hedges of the Company's net investments in SiTeco and Spear & Jackson, respectively. Other long-term debt also includes $50 million of notes payable maturing within one year which the Company expects to repay using borrowings under its revolving credit facility.

OUTLOOK

The Company believes that it is operating in a market characterized by a strong domestic economy but challenged by pricing pressure due to a lack of inflation. The Company believes that, assuming these present conditions continue, full-year earnings per share from continuing operations will be within the range of estimates of $1.70 to $1.80 per share and that longer term, the Company will achieve its stated goal of growing its earnings per share at a minimum of 15% annually.

PART II. OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on February 6, 1998. At the meeting:


     1. The following persons were elected as Directors of the Company in Class III to serve until the 2001 Annual Meeting and until their successors are elected and qualified:

     Name                     Votes For                 Votes Withheld
     ----                     ---------                 --------------

     David H. Clarke          63,707,963                    562,901
     Sir Harry Solomon        63,945,629                    325,235
     Mark Vorder Bruegge      63,932,493                    338,371

     The terms of Directors of the Company in Class I and Class II will continue until the 1999 and 2000 Annual Meetings of Stockholders, respectively.

     2. The selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1998 was ratified by the stockholders, as follows:

     Votes For:     64,171,351
     Votes Against:     28,849
     Abstentions:       70,664

     The names of the Class I and Class III directors are included in, and are incorporated by reference to, the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which was filed with the Commission on December 11, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        2.1 Agreement and Plan of Merger, dated as of February 16, 1998, by and among U.S. Industries, Inc., USI, Inc., Blue Merger Corp., Zoro Merger Corp. and Zurn Industries, Inc.*

        10.1 Stock Option Agreement, dated as of February 16, 1998, by and between U.S. Industries, Inc. and Zurn Industries, Inc.*

        10.2 Credit Agreement dated December 12, 1996, as amended through February 11, 1998, among USI American Holdings, Inc., USI Funding, Inc., U.S. Industries, Inc. and Bank of America National Trust and Savings Association, as Agent, and BA Securities, Inc., as Arranger.

        27      Financial Data Schedule


      (b) Report on Form 8-K

        The Company filed a current report on Form 8-K on February 16, 1998, responsive to Item 5 of such Form, relating to the proposed merger transaction involving the Company and Zurn Industries, Inc. No financial statements were filed.


----------------
* Incorporated by reference to the Company's Report on 8-K filed on February 16, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             U.S. INDUSTRIES, INC.

Date:  May 18, 1998                          /s/ Frank R. Reilly
                                             --------------------------------
                                             Frank R. Reilly
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX


    Exhibit No.     Description
    -----------     -----------

        2.1 Agreement and Plan of Merger, dated as of February 16, 1998, by and among U.S. Industries, Inc., USI, Inc., Blue Merger Corp., Zoro Merger Corp. and Zurn Industries, Inc.*

        10.1 Stock Option Agreement, dated as of February 16, 1998, by and between U.S. Industries, Inc. and Zurn Industries, Inc.*

        10.2 Credit Agreement dated December 12, 1996, as amended through February 11, 1998, among USI American Holdings, Inc., USI Funding, Inc., U.S. Industries, Inc. and Bank of America National Trust and Savings Association, as Agent, and BA Securities, Inc., as Arranger.

        27      Financial Data Schedule



----------------
* Incorporated by reference to the Company's Report on 8-K filed on February 16, 1998.